Form 10-Q
period 1998-09-30
PENNZOIL QUAKER STATE CO
filed 1998-11-13
CIK 1068044

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington,  D.C.  20549



                             FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1998 Commission File No. 1-5591


                     PENNZOIL PRODUCTS COMPANY
(or "Pennzoil Products Group" - to be renamed "Pennzoil-Quaker State
                             Company")
      (Exact name of registrant as specified in its charter)

             Delaware                          74-1597290
  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)          Identification No.)


                   Pennzoil Place, P.O. Box 2967
                    Houston, Texas  77252-2967
              (Address of principal executive offices)



Registrant's telephone number, including area code:  (713) 546-4000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes      .  No  X  .

      No shares of stock were outstanding as of latest practicable date, November 11, 1998.

                                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                                PENNZOIL PRODUCTS GROUP
                            CONDENSED COMBINED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                                      (UNAUDITED)

                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30                       September 30
                                                                  ----------------------------      ----------------------------
                                                                     1998             1997             1998             1997
                                                                  -----------      -----------      -----------      -----------
                                                                        (Expressed in thousands except per share amounts)
REVENUES                                                          $  474,852       $  515,656       $1,417,264       $1,544,971

COSTS AND EXPENSES
   Cost of sales                                                     336,011          295,851          920,258          920,372
   Purchases from affiliate                                            5,513           83,114          109,839          254,030
   Selling, general and administrative                                91,330           89,368          254,777          254,923
   Depreciation and amortization                                      19,654           17,195           56,329           47,159
   Taxes, other than income                                            2,969            3,022            9,051            9,025
   Affiliated interest charges                                        14,204           14,156           42,413           41,794
   Non-affiliated interest charges, net                                3,028            2,869            8,978            2,335
                                                                  -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAX                                               2,143           10,081           15,619           15,333

Income tax provision                                                   1,507            4,882            8,334            8,483
                                                                  -----------      -----------      -----------      -----------
NET INCOME                                                        $      636       $    5,199       $    7,285       $    6,850
                                                                  ===========      ===========      ===========      ===========



<F1>
See Notes to Condensed Combined Financial Statements.

                                           PENNZOIL PRODUCTS GROUP
                                      CONDENSED COMBINED BALANCE SHEET

                                                                            September 30,         December 31,
                                                                                1998                  1997
                                                                            -------------        -------------
                                                                             (Unaudited)
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                $       6,643        $       9,132
   Receivables                                                                    152,139              143,303
   Crude oil, motor oil and refined products inventories                          199,597              198,273
   Materials and supplies, at average cost                                         12,419               11,814
   Other current assets                                                            33,146               36,838
                                                                            -------------        -------------
Total current assets                                                              403,944              399,360

Property, plant and equipment, net                                                800,394              790,177
Goodwill                                                                          159,902              158,489
Long-term receivables                                                              33,249               40,520
Marketable securities and other investments                                        50,041               45,574
Other assets                                                                      134,963              125,503
                                                                            -------------        -------------

TOTAL ASSETS                                                                $   1,582,493        $   1,559,623
                                                                            =============        =============

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
   Current maturities of long-term debt                                     $         677        $       2,363
   Accounts payable                                                               137,997              120,577
   Payable to affiliates                                                          514,025              544,390
   Payroll accrued                                                                 17,803               17,825
   Other current liabilities                                                       28,601               46,161
                                                                            -------------        -------------
Total current liabilities                                                         699,103              731,316

Long-term debt, less current maturities
   Long-term debt-affiliated                                                      328,674              336,172
   Other long-term debt                                                            47,637               49,798
                                                                            -------------        -------------
Total long-term debt, less current maturities                                     376,311              385,970
Deferred income tax                                                                20,076                1,179
Capital lease obligations, less current maturities                                 66,217               67,136
Other liabilities                                                                 129,892              117,642
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               1,291,599            1,303,243
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY                                                              290,894              256,380
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                  $   1,582,493        $   1,559,623
                                                                            =============        =============

<F1>
See Notes to Condensed Combined Financial Statements.

                                              PENNZOIL PRODUCTS GROUP
                                    CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                             September 30
                                                                                   ---------------------------------
                                                                                      1998                  1997
                                                                                   -----------           -----------
                                                                                        (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $    7,285            $    6,850
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                    56,329                47,159
      Deferred income tax                                                              20,421                22,921
      Gain on sales of assets                                                          (9,716)               (1,558)
      Equity investee distributions in excess of earnings                               8,856                  -
      Other non-cash items                                                             21,954                 7,735
      Changes in operating assets and liabilities                                    (102,501)               19,256
                                                                                   -----------           -----------
  Net cash provided by operating activities                                             2,628               102,363
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                (43,349)             (114,866)
  Proceeds from sales of assets                                                        17,982                10,384
  Other investing activities                                                            8,916               (22,560)
                                                                                   -----------           -----------
  Net cash used in investing activities                                               (16,451)             (127,042)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt and capital lease obligation repayments                                         (6,401)               (8,417)
  Proceeds from notes payable to affiliate                                             17,735                25,802
                                                                                   -----------           -----------
  Net cash provided by financing activities                                            11,334                17,385
                                                                                   -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (2,489)               (7,294)


CASH AND CASH EQUIVALENTS, beginning of period                                          9,132                15,797
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $    6,643            $    8,503
                                                                                   ===========           ===========

<F1>
See Notes to Condensed Combined Financial Statements.

                      PENNZOIL PRODUCTS GROUP
         NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                            (UNAUDITED)


(1)  Basis of Presentation -

     The combined financial statements reflected herein include the accounts of Pennzoil Products Company ("PPC") and Jiffy Lube International ("Jiffy Lube"), wholly owned subsidiaries of Pennzoil Company ("Pennzoil"), collectively referred to as Pennzoil Products Group ("PPG"), and have been prepared without audit. The foregoing financial statements include only normal recurring accruals and all adjustments which PPG considers necessary for a fair presentation. Earnings per share have been omitted from the Condensed Combined Statement of Income and Comprehensive Income because PPG consists of wholly owned subsidiaries of Pennzoil and is not a separate legal entity.

(2)  New  Accounting Standards -

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting information
about  operating  segments  in  annual  financial  statements   and
requires that selected information be reported about the operating segments in interim financial reports issued to the shareholders.
It also establishes standards for related disclosure about products and services, geographic areas, and major customers. PPG plans to adopt SFAS No. 131 in its annual financial statement disclosures for the fiscal year ending December 31, 1998.
     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-
1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for fiscal years
beginning   after  December  15,  1998  and  earlier  adoption   is
permitted. The adoption of SOP No. 98-1 is not expected to have a material impact on PPG's results of operations.
     In  April  1998, the AICPA issued SOP No. 98-5, "Reporting  on
the  Costs  of  Start-Up Activities." This SOP  is  effective   for
financial statements for fiscal years beginning after December  15,
1998   and   earlier  adoption  is  permitted.   PPG  is  currently
evaluating the impact of SOP No. 98-5.
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This SFAS establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The standard requires that changes in the derivative's fair value be recognized currently in
earnings  unless  specific  hedge  accounting  criteria  are   met.
Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate, and assess the effectiveness of transactions that receive hedge
accounting.   SFAS No. 133 is effective for fiscal years  beginning
after June 15, 1999 and early adoption is permitted. The effect of adopting SFAS No. 133 has not been determined, but is not expected
to   have   a  material  impact  on  PPG's  results  of  operations
(Reference  is  made  to  Note  6 of Notes  to  Condensed  Combined
Financial Statements).

(3)  Principles of Combination -

     The accompanying  combined financial  statements  include  all
majority-owned subsidiaries of PPC and Jiffy Lube.   Also  included
in these financial statements, in accordance with the distribution agreement as discussed in Note 4 of Notes to Condensed Combined Financial Statements, is Pennzoil Sales Company, certain assets and liabilities of Pennzoil's captive insurance company and certain
assets  and   liabilities   reported  in  Pennzoil's  corporate
segment related to PPC and Jiffy Lube. PPG is engaged primarily in the manufacturing and marketing of lubricants, car care products and specialty industrial products as well as the franchising,
ownership  and  operation of fast lube centers.   The  accompanying
combined  financial   statements reflect the historical  costs  and
results   of  operations  of  PPG.   All  significant  intercompany
accounts  and  transactions within PPG have been  eliminated.   PPG
follows the equity method of accounting for investments in 20% to 50% owned entities.

(4)  Proposed Spin-off of PPG and Merger of PPG with Quaker
     State Corporation -

     On April 14, 1998, Pennzoil, PPC and Downstream Merger Company, a wholly owned subsidiary of PPC ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Quaker State Corporation ("Quaker State"). The Merger Agreement and related agreements provide for the separation of Pennzoil's motor oil, refined products and fast lube operations (which generally includes PPC and Jiffy Lube and their respective subsidiaries) from its exploration and production operations and for the combination of the motor oil, refined products and fast lube operations with Quaker State.
     The transactions contemplated by the Merger Agreement are (1) a pro rata distribution (or spin-off), on a share-for-share basis, of all of the issued and outstanding Common Stock of PPC (which, among other things, will at such time hold the motor oil and refined products operations of PPC and the fast lube operations of Jiffy Lube) to the holders of Common Stock of Pennzoil and (2) a merger of Merger Sub with and into Quaker State, in which holders of Capital Stock of Quaker State will receive, in exchange for each share held, 0.8204 shares of Common Stock of PPC. Immediately following the transactions contemplated by the Merger Agreement, approximately 38.5% of PPC will be owned by former Quaker State stockholders and approximately 61.5% of PPC will be owned by stockholders of Pennzoil.
     Upon completion of the merger, shareholder's equity will be increased to reflect a capital contribution from Pennzoil and the fair value of Quaker State net assets.
     Quaker State's shareholders approved the merger on September 18, 1998 and the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired. The spin-off and merger are expected to occur during the fourth quarter of 1998 following the anticipated receipt of a favorable tax ruling from the Internal Revenue Service.

(5)  Debt -

     PPG   currently  has  two  revolving  credit  agreements  with
Pennzoil that provide for borrowings of up to $590 million  through
December  31, 1998 and $340 million through December 31, 2004.   At
September 30, 1998, borrowings under the credit agreements with Pennzoil were $247.7 million outstanding classified as payable to affiliates and $328.7 million outstanding classified as long-term
debt-affiliated.   Also  classified as payable  to  affiliates  are
amounts totaling $266.3 million related to intercompany net payables due to Pennzoil that are not covered under the revolving credit agreements. Upon consummation of the merger with Quaker State, up to $500 million of payables will be repaid and the remainder forgiven by Pennzoil. On the basis of a proposed financing agreement, PPG believes it will be able to enter into third-party financing agreements that will provide it sufficient funding to settle obligations with Pennzoil and provide sufficient funding for future periods. Prior to the spin-off, PPG will arrange a credit facility of approximately $1.0 billion that will be used to repay existing intercompany indebtedness in accordance with the merger agreement to Pennzoil.
     PPG   also  maintains  a  long-term  credit  facility  with  a
Canadian  bank,  which  provides for up  to  C$27  million  through
October  25,  1999.   Outstanding  borrowings  under  the  Canadian
facility totaled US$9.1 million  at September 30, 1998.

(6)  Use of Derivatives -

     In order to lock in future interest rates covering pending debenture issuances of $100 million, PPG entered into four interest rate locks, based upon the 30-year Treasury rate. To accomplish its hedged position, PPG entered into forward rate agreements in which it will pay or receive the difference between (1) the 30-year Treasury rate at the time the forward was entered into and (2) the
30-year   Treasury   rate   at   the   time   of   maturity.
Under current accounting, these transactions qualify as a hedge of an anticipated transaction. Any gains or losses from the interest rate hedges are deferred during the interim period with the offset to a payable or receivable. Upon maturity of the hedge contracts, any gain or loss will be treated as an adjustment to the issue price of the debt instrument, effectively creating a premium or discount that is amortized over the life of the borrowings. The estimated value of the amount payable by PPG under its open interest rate hedge was $10.2 million at September 30, 1998, which has been recorded as a deferred charge in other assets.

(7)  Comprehensive Income -

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise classify items of other comprehensive income by their nature in a financial
statement   and   display   the  accumulated   balance   of   other
comprehensive   income  separately  from  retained   earnings   and
additional  paid-in capital in the equity section  of  the  balance
sheet.   PPG  adopted SFAS No. 130 in the first  quarter  of  1998.
Components  of   comprehensive income consist of  foreign  currency
translation adjustments, unrealized holding gains and losses on available-for-sale securities and minimum pension liability. For the three months ended September 30, 1998 and 1997, PPG's comprehensive income was $(.5) million and $3.9 million, respectively. For the nine months ended September 30, 1998 and 1997, PPG's comprehensive income was $5.1 million and $3.5 million, respectively.

(8)  Statement of Cash Flow Information -

     Changes in operating assets and liabilities, net of effects from the purchase of equity interests in certain businesses acquired, consist of the following (expressed in thousands):

                                                              Nine Months Ended
                                                                September 30
                                                        ----------------------------
                                                           1998             1997
                                                        -----------      -----------
                                                                 (Unaudited)
Receivables                                             $  (30,977)      $  (10,060)
Inventories                                                 (8,844)         (29,195)
Accounts payable and accrued liabilities                    21,561          (17,052)
Payable to affiliates                                      (37,863)         137,810
Other assets and liabilities                               (46,378)         (62,247)
                                                        -----------      -----------
Decrease (increase) in operating assets
   and liabilities                                      $ (102,501)      $   19,256
                                                        ===========      ===========
Cash paid during the period for
    interest (net of amounts capitalized)               $    8,747       $    1,997
                                                        ===========      ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales for PPG for the quarter ended September 30, 1998 were $457.7 million, a decrease of $48.0 million, or approximately 9.5%, from the same period in 1997. Net sales for the nine months ended September 30, 1998 were $1,369.9 million, a decrease of $146.3 million, or approximately 9.6%. The decrease was primarily due to lower net sales reported by the motor oil and refined products segment as a result of the contribution of its specialty industrial products business to its partnership with Conoco, Inc., known as Penreco, in October 1997. The Penreco partnership is accounted for under the equity method. Prior to the creation of this partnership, net sales from the contributed operations were
fully  consolidated in the financial statement of  PPG.   Purchases
from affiliates, related to purchases of crude oil at market prices from Pennzoil, have decreased in the three month and nine month periods ended September 30, 1998 as compared to the same periods in 1997. PPG began purchasing crude oil primarily from third parties during 1998.
     Net income for the quarter and nine months ended September 30, 1998 was $.6 million and $7.3 million, respectively. This compares with net income of $5.2 million and $6.9 million for the third quarter and nine months ended September 30, 1997, respectively. The decrease in income for the quarter ended September 30, 1998 was
primarily  due  to  lower results from Fast Lube  Operations.   The
increase in income for the nine months ended September 30, 1998 was primarily due to improved results from the Motor Oil and Refined Products segment partially offset by lower results from Fast Lube Operations.

Motor Oil & Refined Products

     Net sales for this segment were $384.5 million and $1,153.5 million for the quarter and nine months ended September 30, 1998, respectively. This compares to net sales of $432.5 million and $1,304.6 million for the same periods in 1997, respectively. The decrease in net sales for the quarter and nine months ended September 30, 1998 compared to the same periods in 1997 were primarily due to the formation of the Penreco partnership and lower product prices. Specialty industrial product sales totaled $39.7 million and $121.2 million for the quarter and nine months ended September 30, 1997, respectively.
     Lower lubricating product prices offset higher lubricating product volumes for both the quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. Domestic motor oil sales volumes, part of total lubricating products, increased 3.5% and 3.7% for the quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. Pennzoil(tm) motor oil is in its thirteenth consecutive year as the leading marketer of motor oil in the U.S. with a market share of more than 22 percent.
     Gross margin, excluding the impact of specialty industrial products contributed to Penreco, increased $4.2 million and $28.0 million for the quarter and nine months ended September 30, 1998 compared to the same periods in 1997. These increases were primarily due to decreases in feedstock costs, which have declined faster than product prices.
     Operating income from this segment was $31.6 million and $88.7 million for the quarter and nine months ended September 30, 1998, respectively. This compares to operating income of $32.3 million and $71.2 million for the quarter and nine months ended September 30, 1997, respectively. The decrease in operating income for the quarter ended September 30, 1998 compared to the same period in 1997 was primarily due to lower income from Penreco due to the formation of the joint venture. Partially offsetting this decrease was higher gross margins and higher equity income from Excel Paralubes. The increase in operating income for the nine months ended September 30, 1998 compared to the same period in 1997 was primarily due to higher gross margins and higher equity income from Excel Paralubes. These increases were partially offset by lower Penreco results due to formation of the joint venture. The increase in equity income from Excel Paralubes for the third quarter of 1998 and nine months ended September 30, 1998 compared to the same periods in 1997 was primarily due to higher sales volumes.

Fast Lube Operations

     Net sales recorded by the fast lube operations segment, operating through Jiffy Lube, for the quarter and nine months ended September 30, 1998 increased 1.5% and 3.1%, respectively, compared to the same periods in 1997. Systemwide sales increased $11.0 million, or 5.5%, for the quarter ended September 30, 1998 and $37.8 million, or 6.6%, for the nine months ended September 30, 1998 from comparable periods in 1997. Systemwide average ticket prices for the quarter ended September 30, 1998 increased $0.54 to $36.12 and for the nine months ended September 30, 1998 increased $0.88 to $36.62, from comparable periods in 1997. There were 1,574 domestic lube centers (including 589 Jiffy Lube company-operated centers) open as of September 30, 1998. In 1998, Jiffy Lube has opened 58 centers and plans to open an additional 17 by year-end
1998. As of September 30, 1998, there were 166 fast-oil change units open in Sears Centers of which 134 are company operated.

     The fast lube operations segment recorded operating income of $1.0 million and $12.5 million, respectively, for the quarter and nine months ended September 30, 1998. This compares with operating income of $7.6 million and $18.4 million, respectively, for the same periods in 1997. The decrease in operating income for the quarter and nine months ended September 30, 1998 was primarily due to a legal settlement and increased expenses for labor and advertising.

Corporate Administrative Expense

     Pennzoil and its wholly owned subsidiary, Richland, provide administrative services to PPG. PPG is charged by Pennzoil for all direct costs associated with its operations, and certain administrative costs not directly charged to PPG are allocated through a monthly charge from Richland. Based upon a formula that takes into account business segment assets, sales and employees, approximately 65% of indirect charges incurred by Pennzoil on behalf of its business segments has historically been charged to PPG. These charges, referred to as corporate administrative expense, totaled $12.5 million and $32.0 million for the quarter and nine months ended September 30, 1998, respectively, compared to $12.2 million and $32.0 million, for the same periods in 1997.

Capital Resources and Liquidity

     Cash  Flow.  As  of September 30, 1998, PPG had cash and  cash
equivalents  of  $6.6  million.   During  the  nine  months   ended
September  30,  1998,  cash  and cash  equivalents  decreased  $2.5 million.
     For purposes of the combined statement of cash flows, all highly liquid investments purchased with a maturity of three months
or  less  are  considered to be cash equivalents.   The  effect  of
changes  in  foreign  exchange rates  on  cash  balances  has  been immaterial.
     Debt  Instruments and Repayments.
     PPG   currently  has  two  revolving  credit  agreements  with
Pennzoil that provide for borrowings of up to $590 million  through
December  31, 1998 and $340 million through December 31, 2004.   At
September 30, 1998, borrowings under the credit agreements with Pennzoil were $247.7 million outstanding classified as payable to affiliates and $328.7 million outstanding classified as long-term
debt-affiliated.   Also  classified as payable  to  affiliates  are
amounts totaling $266.3 million related to intercompany net payables due to Pennzoil that are not covered under the revolving credit agreements. Upon consummation of the merger with Quaker State, up to $500 million of payables will be repaid and the remainder forgiven by Pennzoil. On the basis of a proposed financing agreement, PPG believes it will be able to enter into third-party financing agreements that will provide it sufficient funding to settle obligations with Pennzoil and provide sufficient funding for future periods. Prior to the spin-off, PPG will arrange a credit facility of approximately $1.0 billion that will be used to repay existing intercompany indebtedness in accordance with the merger agreement to Pennzoil.
     PPG   also  maintains  a  long-term  credit  facility  with  a
Canadian  bank,  which  provides for up  to  C$27  million  through
October  25,  1999.   Outstanding  borrowings  under  the  Canadian
facility totaled US$9.1 million  at September 30, 1998.

Year 2000 Issues

     PPG has conducted a review of its key computer systems and has identified a number of systems that were affected by the year 2000 issue. PPG is undertaking or has completed conversion of these non-compliant financial, operating, human resources and payroll systems to the SAP system in 1998. In addition, PPG is currently upgrading
electronic  commerce  systems  to  compliant  versions   in   1998.
Conversion of operating and financial software as well as desktop hardware and software used in international locations for PPG, to
compliant  versions  began  in  the  second  quarter,  1998,   with
completion  expected in the second quarter of 1999.   Upgrades  and
standardization   to   network,   infrastructure,    desktop    and
communications  systems  to  make these  assets  compliant  are  in
progress.   This effort is scheduled for completion  in  the  first
quarter of 1999 following the release of compliant updates from the
vendors.   The only system replacements that have been  accelerated
to remedy non-compliance are the PPG voicemail systems and the international desktop hardware, software, financial and operational systems. No major IT projects have been deferred due to year 2000
compliance issues.   Contingency planning will be started  for  the
IT systems in the first quarter of 1999 and will include backup, standby and storage service solutions to reduce the impact of critical service providers.
     PPG has conducted a comprehensive inventory and assessment of systems and devices with embedded chips in the manufacturing and
non-manufacturing  environments.   The  manufacturing   environment
which consists of refining, blending, storage and the movement of petrochemicals has the greatest inherent risk since embedded chip systems control and monitor these processes. At this time, two PPG manufacturing facilities have non-compliant control systems. These deficiencies will be addressed upon the release of a compliant version of the software from the vendor, which is expected by December 1998. These systems will first undergo a pilot test at a PPG research facility, followed by a full system test at the manufacturing facilities during a scheduled plant shutdown. If for any reason, these systems are still found to be non-compliant, additional plant or operations shutdowns could be necessary to
conduct   further  remediation  and  testing.   In  addition,   all
currently  compliant  control  systems  that  have  potential   for
environmental, safety, or business interruption impact will be tested during scheduled maintenance. In order to prevent safety and environmental problems due to non-compliant embedded-chip
systems,   operation  of  these  systems  would   be   reduced   or
discontinued.   Contingency planning is also  underway  to  provide
alternatives in the event these systems are partially or completely inoperable
     PPG is contacting key suppliers, banks, customers and other unaffiliated companies that have business relationships with PPG to assess their year 2000 compliance programs. PPG could be adversely
affected  by  the  failure  of  these  unaffiliated  companies   to
adequately address the year 2000 issue. This assessment includes activities such as face-to-face meetings, reviews of year 2000 readiness and co-operative testing. Contingency planning will be included in this assessment to identify arrangements to mitigate the impact of disruptions from outside sources. In addition, PPG has implemented internal procedures to respond cooperatively to inquiries from regulatory agencies and other businesses about its year 2000 program.
     As with most companies, PPG anticipates more issues arising from international business partners, especially in the banking,
utility,  shipping  and governmental segments.   PPG  is  currently
reviewing all banking relationships in international locations. In addition, PPG is actively involved in a joint industry effort through the American Petroleum Institute to collectively address the readiness of their common business partners such as utilities and governmental agencies, and to share approaches to solving the specific problems of each international location.
     If these steps are not completed successfully in a timely manner, PPG operations and financial performance could be adversely affected through disruptions in operations. Costs associated with such disruptions currently cannot be estimated.

     Both incremental historical and estimated future costs related to the year 2000 issue are not expected to be material to the
financial  results  of  PPG  for  several  reasons.   Most  of  the
remediation is being accomplished with upgrades to existing software that is under maintenance contracts. The implementation of the major IT systems was not accelerated to remedy year 2000 problems. Independent quality assurance services and tools are to be used to assure the reliability of the assessment and costs. These services will be supplemented with PPG resources. Costs for all year 2000 activities are estimated to be less than $7 million.
     PPG has a June 30, 1999 target readiness date for all major phases of its year 2000 preparations. PPG's existing emergency response plan will be re-evaluated in the fourth quarter of 1999 using the latest information available for infrastructure services such as utilities. Adjustments to this plan will be made based on this information. PPG expects to be fully ready for the new millenium.
     Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the company's disclosures under the heading: "Forward-Looking Statements - Safe Harbor Provisions".

Forward-Looking Statements - Safe Harbor Provisions

     This quarterly report on Form 10-Q of PPG for the quarter ended September 30, 1998 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. Where, in any forward-looking statements, PPG expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.
     The following are factors the could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; competition in the motor oil and marketing business; base oil margins and supply and demand in the base oil business; the success and cost of advertising and promotional efforts;
mechanical failure in refining operations; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

                                          PART I. FINANCIAL INFORMATION - continued
                                                        (UNAUDITED)

The following table shows revenues and operating income by segment and other components of income.

                                                                      Three Months Ended                Nine Months Ended
                                                                         September 30                     September 30
                                                                 ----------------------------      ----------------------------
                                                                    1998             1997             1998             1997
                                                                 -----------      -----------      -----------      -----------
                                                                             (Dollar amounts expressed in thousands)
REVENUES
   Net Sales
      Motor Oil & Refined Products                               $  384,503       $  432,540       $1,153,546       $1,304,643
      Fast Lube Operations                                           83,356           82,112          244,310          237,045
      Other                                                             176              195              248              262
      Intersegment sales                                            (10,333)          (9,145)         (28,201)         (25,740)
                                                                 -----------      -----------      -----------      -----------
                                                                    457,702          505,702        1,369,903        1,516,210
                                                                 -----------      -----------      -----------      -----------

   Other income, net
      Motor Oil & Refined Products                               $   13,936       $    8,953       $   40,066       $   22,898
      Fast Lube Operations                                            4,539            2,347           11,431            6,211
      Other                                                          (1,325)          (1,346)          (4,136)            (348)
                                                                 -----------      -----------      -----------      -----------
                                                                     17,150            9,954           47,361           28,761
                                                                 -----------      -----------      -----------      -----------
   Total Revenues                                                $  474,852       $  515,656       $1,417,264       $1,544,971
                                                                 ===========      ===========      ===========      ===========

OPERATING INCOME
   Motor Oil & Refined Products                                  $   31,561       $   32,302       $   88,739       $   71,153
   Fast Lube Operations                                                 985            7,554           12,547           18,366
   Other                                                               (703)            (523)          (2,235)           1,933
                                                                 -----------      -----------      -----------      -----------
        Total operating income                                       31,843           39,333           99,051           91,452

Corporate administrative expense                                     12,468           12,227           32,041           31,990
Interest charges, net                                                17,232           17,025           51,391           44,129
                                                                 -----------      -----------      -----------      -----------
Income before income tax                                              2,143           10,081           15,619           15,333

Income tax provision                                                  1,507            4,882            8,334            8,483
                                                                 -----------      -----------      -----------      -----------


NET INCOME                                                       $      636       $    5,199       $    7,285       $    6,850
                                                                 ===========      ===========      ===========      ===========


RATIO OF EARNINGS TO FIXED CHARGES                                                                       1.25             -
                                                                                                   ===========      ===========
AMOUNT BY WHICH FIXED CHARGES EXCEEDS EARNINGS                                                           -               2,695
                                                                                                   ===========      ===========

                    PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

     12 Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1998 and 1997.

     27  Financial Data Schedule

(b)   Reports -

   No reports on Form 8-K were filed during the quarter for which this report was filed.

                             SIGNATURE



          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.




                                   PENNZOIL PRODUCTS COMPANY
                                              Registrant




                                   S/N Michael J. Maratea
                                   Michael J. Maratea
                                   Vice President and Controller,
                                   Pennzoil Company




November 12, 1998