Form 10-K
period 1998-12-31
PENNZOIL QUAKER STATE CO
filed 1999-03-17
CIK 1068044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998           COMMISSION FILE NO. 1-5591

                         PENNZOIL-QUAKER STATE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      76-0200625
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
        PENNZOIL PLACE, P.O. BOX 2967
                HOUSTON, TEXAS                                   77252-2967
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       Registrant's telephone number, including area code: (713) 546-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                                                       NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                 ON WHICH REGISTERED
                    -------------------                                ---------------------
Common Stock, par value $0.10 per share                     New York Stock Exchange
                                                            Pacific Exchange
Rights to Purchase Preferred Stock                          New York Stock Exchange
                                                            Pacific Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $1.2 billion as of January 31, 1999.

     Number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practicable date, January 31, 1999: Common Stock, par value $0.10 per share -- 77,619,765.

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE COMPANY'S 1999 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT ON FORM 10-K).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS -- SAFE HARBOR PROVISIONS

     This annual report on Form 10-K of Pennzoil-Quaker State Company for the year ended December 31, 1998 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements (i) under the captions (a) "Lubricants and Consumer Products," (b) "Base Oil and Specialty Products" and (c) "Fast Lube Operations" under "Item 1. Business and Item 2. Properties" and (ii) under the captions (a) "Results of Operations," (b) "Disclosures About Market Risk," (c) "Capital Resources and Liquidity" and (d) "Year 2000 Issues" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Where, in any forward-looking statement, Pennzoil-Quaker State Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to general economic, financial and business conditions; commodity prices for crude oil; competition in the motor oil marketing business; base oil margins and supply and demand in the base oil business; the success and costs of advertising and promotional efforts; mechanical failure in refining operations; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

                                     PART I

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES.

     Pennzoil-Quaker State Company (the "Company" or "Pennzoil-Quaker State") is a premier worldwide automotive aftermarket products and consumer car care company. The Company is engaged primarily in the manufacturing and marketing of lubricants, car care products, base oils and specialty industrial products and in the franchising, ownership and operation of fast lube centers. Pennzoil-Quaker State has strong brand-name recognition in key product categories such as motor oil with Pennzoil(R), Quaker State(R) and Wolf's Head(R), fast lube centers with Jiffy Lube(R) and car care products with Slick 50(R), Rain-X(R), Blue Coral(R), Black Magic(R), Westley's(R), Medo(R), Axius(R), Gumout(R), Fix-A-Flat(R), The Outlaw(R), Snap(R), Classic(R) car wax and others.

     Pennzoil-Quaker State is the result of the consolidation and separation on December 30, 1998 (the "Spin-off") of the lubricants and consumer products, base oil and specialty products and Jiffy Lube fast lube operations of Pennzoil Company and the acquisition by the Company of Quaker State Corporation ("Quaker State") in a merger transaction immediately following the separation. Reference is made to Note 2 and Note 5 of Notes to Consolidated Financial Statements for additional information.

SEGMENT FINANCIAL INFORMATION

     Effective December 31, 1998, Pennzoil-Quaker State adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information." Prior period disclosures have been restated to conform to the requirements of this statement.

     Pennzoil-Quaker State's businesses are organized, managed and internally reported as three segments. The segments, which are based on differences in products and services, are (1) lubricants and consumer products, (2) base oils and specialty products and (3) fast lube operations. These segments have worldwide responsibility for virtually all of the Company's product lines.

     Transactions between reportable segments are recorded at market. The majority of intersegment sales are from the base oil and specialty products segment to the lubricants and consumer products segment. The Company excludes interest expense and income tax expense or benefit from segment profit or loss. Reference is made to Note 14 of Notes to Consolidated Financial Statements for additional segment financial information.

                                                              1998         1997         1996
                                                           ----------   ----------   ----------
                                                                 (EXPRESSED IN THOUSANDS)
                      NET SALES(1)
Lubricants and Consumer Products.........................  $  960,493   $  966,195   $  947,002
Base Oil and Specialty Products(2).......................     717,358      916,759    1,007,326
Fast Lube Operations.....................................     322,704      316,068      290,219
Other....................................................         248          264          163
Intersegment Sales.......................................    (199,127)    (217,138)    (283,394)
                                                           ----------   ----------   ----------
                                                           $1,801,676   $1,982,148   $1,961,316
                                                           ==========   ==========   ==========
              OPERATING INCOME (LOSS)(1)(3)
Lubricants and Consumer Products.........................  $   55,923   $   76,460   $   73,038
Base Oil and Specialty Products(4).......................      16,003       19,375      (19,711)
Fast Lube Operations(5)..................................      (4,054)      24,492       21,383
Impairment of Long-Lived Assets(6).......................     (29,613)          --           --
Other....................................................      (8,099)       1,919          708
                                                           ----------   ----------   ----------
                                                               30,160      122,246       75,418
Corporate Administrative Expense.........................      44,422       54,810       30,639
Interest Expense.........................................      69,943       61,780       55,071
Income Tax Provision (Benefit)...........................     (38,338)       6,245       (1,103)
                                                           ----------   ----------   ----------
          Net Loss.......................................  $  (45,867)  $     (589)  $   (9,189)
                                                           ==========   ==========   ==========


                 IDENTIFIABLE ASSETS(1)
Lubricants and Consumer Products.........................  $1,667,429   $  371,057   $  287,536
Base Oil and Specialty Products(7).......................     700,546      757,042      620,853
Fast Lube Operations.....................................     527,387      348,764      339,293
Other....................................................     249,632       82,760      122,817
                                                           ----------   ----------   ----------
                                                           $3,144,994   $1,559,623   $1,370,499
                                                           ==========   ==========   ==========
            DEPRECIATION AND AMORTIZATION(1)
Lubricants and Consumer Products.........................  $   23,709   $   17,885   $   17,125
Base Oil and Specialty Products..........................      28,169       25,153       14,938
Fast Lube Operations.....................................      24,507       21,439       19,840
Other....................................................         825           13           15
                                                           ----------   ----------   ----------
                                                           $   77,210   $   64,490   $   51,918
                                                           ==========   ==========   ==========
               CAPITAL EXPENDITURES(1)(8)
Lubricants and Consumer Products.........................  $   23,739   $   32,310   $   23,090
Base Oil and Specialty Products(9).......................      18,352       89,648      208,587
Fast Lube Operations.....................................      28,651       25,836       19,509
Other....................................................      17,598           --           --
                                                           ----------   ----------   ----------
                                                           $   88,340   $  147,794   $  251,186
                                                           ==========   ==========   ==========

---------------

 (1) On December 30, 1998, the Company acquired Quaker State in a merger transaction. Reference is made to Note 2 of Notes to Consolidated Financial Statements for additional information. Net sales, operating income (loss), depreciation and amortization and capital expenditures for 1998, 1997 and 1996 do not include Quaker State. The fair value of assets and liabilities of Quaker State are included in the Company's consolidated balance sheet as of December 31, 1998.

 (2) In October 1997, the Company contributed most of its specialty industrial products business to Penreco, a partnership with Conoco Inc. ("Conoco"). The partnership is accounted for under the equity method with the Company's share of net earnings being reported as a component of other income.

 (3) Total 1998 operating income includes one-time pretax charges of $10.6 million related to the acquisition of Quaker State on December 30, 1998. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and Note 2 of Notes to Consolidated Financial Statements for additional information.

 (4) Operating income includes Pennzoil-Quaker State's share of income (loss) from the Company's Excel Paralubes, Penreco and Bareco partnerships of $32.9 million, $4.4 million and $(16.7) million for the years ending December 31, 1998, 1997 and 1996, respectively. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Base Oil and Specialty Products" for additional information.

 (5) The decrease in operating income in 1998 compared to 1997 includes $14.8 million of nonrecurring charges as a result of one-time acquisition expenses, legal settlements and other liabilities.

 (6) In December 1998, the fast lube operations segment recorded a pretax charge of $29.6 million to reflect the impairment of long-lived assets as required under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." These impairment charges have not been included in depreciation and amortization expenses in the table above. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fast Lube Operations and Note 3 of Notes to Consolidated Financial Statements" for additional information.

 (7) Identifiable assets includes $16.9 million, $32.5 million and ($18.9) million in net investment in equity method investees at December 31, 1998, 1997 and 1996, respectively.

 (8) Includes interest capitalized of $0.3 million, $7.4 million and $10.1 million in 1998, 1997 and 1996, respectively.

 (9) Total 1997 and 1996 capital expenditures include $42.0 million and $147.3 million, respectively, relating to the upgrade of the Company's Shreveport manufacturing facility.

     Narrative descriptions of these business segments follow, with emphasis on 1998 developments. Unless otherwise indicated by the context, references to Pennzoil-Quaker State include its subsidiaries.

LUBRICANTS AND CONSUMER PRODUCTS

     The Company's lubricants and consumer products segment manufactures and markets lubricants and other automotive aftermarket consumer products.

     LUBRICANTS. The Company manufactures and markets Pennzoil(R), Quaker State(R) and Wolf's Head(R) motor oil. The Company also manufactures and markets transmission fluids, gear lubricants and greases, as well as specialty lubricants designed for sport utility vehicles, heavy duty agricultural and construction equipment, marine craft, motorcycles and snowmobiles. These other lubricants are sold under the Pennzoil(R) and Quaker State(R) brand names and certain private label and proprietary brand names. The Company also markets automobile consumer products such as oil and air filters and antifreeze produced by third parties and provides collection, transportation and recycling services for used oil, antifreeze and used oil filters in certain regions of the United States.

     The primary markets for the Company's lubricants are mass merchandisers, auto parts stores, lube centers and automobile dealerships. Secondary markets include convenience stores, drug stores, grocery stores, tire stores and independent automotive repair facilities. The Company markets its branded motor oils in packages ranging in size from four ounces to 55 gallons and sells a significant amount in bulk to the installed market. Packaged motor oil is primarily sold in one quart plastic bottles.

     Consumer marketing for the Company's lubricants focuses primarily on the driving conditions experienced by vehicle owners and the technical benefits that lubricants can provide under those conditions. Key components of the marketing strategy include targeted media, motorsports participation, public relations and consumer promotions. Targeted media includes national and local television, radio and print advertising designed to reach specific populations of consumers based upon their usage. Motorsports participation includes team sponsorships in NASCAR(R), Indy Racing League(R), NHRA(R) and the sponsorship of the Pennzoil World of Outlaws(R), a grass roots sprint car racing series. In addition, several national and local racing events are sponsored by the Company.

     In marketing its lubricants, the Company utilizes a brand management structure. Under this approach, the Company centralizes all brand-related activity under a single manager for each brand, allowing coordination of all strategic and tactical decisions for advertising and promotions, product packaging and positioning, formulation strategy and pricing. The brand manager is responsible for developing the annual marketing plan that is designed to enhance brand equity.

     Motor oils and lubricants are produced by the Company by blending additives and lubricant base oils in thirteen domestic blending and packaging plants. These plants are located in Portland, Oregon; Vernon, California; Alameda, California; Carson, California; Shreveport, Louisiana (where two are located); Rouseville, Pennsylvania; Mundy's Corner, Pennsylvania; St. Louis, Missouri; Marion, Illinois; Newell, West

Virginia; Vicksburg, Mississippi; and San Antonio, Texas. The Newell, West Virginia location is leased and the other locations are owned by the Company. Base oils processed by the Company's blending and packaging plants are purchased at prevailing market prices and supplied by the Company's manufacturing facilities, Excel Paralubes (either directly or through exchanges) and other outside suppliers. Substantially all additives are purchased from outside suppliers. The Company believes that alternative sources of supply for base oils and additives are readily available.

     Lubricants are distributed domestically through 80 owned and operated distribution facilities in 29 states. The Company's products are also distributed through independent distributors and directly from third-party suppliers.

     The Company markets Pennzoil(R) and Quaker State(R) lubricants and car care products in more than 80 countries outside of the United States through directly and indirectly wholly and partly owned subsidiary companies, joint ventures, licensees, distributors and jobbers. During 1998, the Company's largest national markets outside the United States (by total lubricant sales volume) were Mexico, Canada, Thailand, India and Indonesia. The Company's motor oil and other lubricants are blended and packaged by wholly owned subsidiaries of the Company in Australia and Spain, by a majority owned subsidiary in India, by joint ventures in Bolivia, Malaysia and Peru, by licensees in Indonesia, the Philippines and Thailand, and by a third-party contract with a joint venture in South Africa.

     CONSUMER PRODUCTS. The Company manufactures and markets automotive polishes, car wash products and automotive air fresheners, and markets automobile engine and fuel treatments, automotive window shades, automotive glass treatments, tire inflators and automotive accessories. These products are marketed under national brand names such as Slick 50(R), Rain-X(R), Blue Coral(R), Black Magic(R), Westley's(R), Medo(R), Axius(R), Gumout(R), Snap(R), Fix-A-Flat(R), The Outlaw(R), Classic(R) car wax and other proprietary brand names. The divisions of the Company included in the consumer product segment are described below.

     The Blue Coral/Slick 50 division markets Slick 50(R) automotive engine treatments and related automotive chemical products and manufactures and markets Blue Coral(R) automobile appearance products. Slick 50(R) branded products are produced by third party contract manufacturers and distributed directly to customers or shipped to company locations for distribution to customers. Blue Coral purchases chemicals, waxes and cleaners from a variety of suppliers and blends and packages finished products at its leased facility in Cleveland, Ohio. The Blue Coral/Slick 50 division also markets Rain-X(R), the leading brand of rain repellant for automobile windows, Black Magic(R) non-waterbased tire protectant and dressing products and Westley's(R) car washes and cleaners. The majority of the Rain-X(R), Black Magic(R) and Westley's(R) brand products are manufactured and distributed by third party contract manufacturers.

     The Medo division designs, manufactures and markets air fresheners primarily for use in automobiles. Medo purchases paperboard, containers and fragrance from a variety of suppliers, and manufactures and distributes finished air fresheners from a leased Baltimore, Maryland facility.

     The Axius division designs and markets automotive window sun protection products and automotive accessories. Axius purchases its automotive window sun protection and other accessory products from a variety of suppliers and distributes sunshades and other automotive accessories from a leased Moorepark, California facility.

     The Company's automotive chemicals division manufactures and markets Fix-A-Flat(R) tire inflators, Gumout(R) fuel additives and cleaners, The Outlaw(R) fuel additives, Snap(R) fuel additives, cleaners and performance fluids, Classic(R) car waxes and washes and other private and house brand automotive chemicals. Fix-A-Flat(R) is the number one seller of tire inflators in the United States, and Gumout(R) is the number one seller of carburetor spray cleaners in the United States. Fix-A-Flat(R), Gumout(R), The Outlaw(R), and Snap(R) products are manufactured through arrangements with third party contract manufacturers. Classic(R) products are manufactured at a leased facility in Winter Haven, Florida and by third party contract manufacturers.

     The Company's consumer products are marketed primarily to the consumer through mass merchandisers and auto parts stores, and secondarily through the installed market (lube centers, service stations, automobile dealerships, etc.).

     Outside the United States, the Company's consumer products are manufactured by third parties in the United Kingdom. Products are sold in 48 countries through wholly and partly owned subsidiaries, licensees, sales agents and distributors.

BASE OIL AND SPECIALTY PRODUCTS

     BASE OIL. The Company owns and operates two base oil and specialty product manufacturing facilities, one located in Rouseville, Pennsylvania and the other located in Shreveport, Louisiana. The paraffinic base oil produced by these manufacturing facilities is used in the blending of motor oil and other lubricants and for sale to industrial customers. The manufacturing facilities also produce waxes, petrolatums, special cut kerosenes, transformer oils, process oils and other naphthenic base oils for use in producing specialty industrial products or for sale to industrial customers. In addition, the Company markets gasoline and distillate products in eight states through wholesale distributors to retail outlets under the Pennzoil(R) brand name or as an unbranded product.

     The Company and Conoco are equal partners in Excel Paralubes, which operates a state-of-the-art base oil hydrocracker facility located at Conoco's refinery near Lake Charles, Louisiana. The facility is capable of producing approximately 18,000 barrels per day of high-quality base oils, the base ingredient in finished lubricants. Conoco operates the plant with support positions staffed by both Conoco and the Company. The Company purchases 50% of base oil production volume of Excel Paralubes at contract rates based on prevailing market prices.

     SPECIALTY PRODUCTS. The Company and Conoco are partners in Penreco. The Company contributed to Penreco its operations related to petrolatums, white oils, ink solvents, sulfonates and other specialty petroleum products, including its manufacturing facilities in Karns City, Pennsylvania and Dickinson, Texas. Conoco contributed to Penreco its solvents business, which sells products primarily into the drilling fluids, mining and cleaning products markets and as carrier oils for many consumer products. Products from Penreco are marketed under the Penreco(R), Magie Bros(R), Conosol(R) and LVT(R) brand names. Penreco markets to manufacturers and end-users directly and through licensed distributors.

     The Company and Baker Petrolite Corporation, the specialty chemicals division of Baker Hughes Incorporated, are equal partners in Bareco(R) Products, which markets a broad line of wax products to domestic and international purchasers of paraffin, microcrystalline and related synthetic waxes. The Company transports partially refined feedstock from Utah to its Rouseville manufacturing facility, which produces paraffinic and microcrystalline waxes and related products. These wax products, along with certain waxes from Baker Petrolite, waxes from the Company's Shreveport manufacturing facility and waxes purchased from other suppliers, are marketed through the partnership under the Be Square(R) and other brand names.

     The Company is currently evaluating its manufacturing assets and investments and their importance to the Company's strategic plan and future direction. As a result of this evaluation, the Company may determine to dispose of or discontinue the operations of some or all of its manufacturing assets and investments. The Company cannot currently predict the timing or the financial impact of any such dispositions or discontinuances, which could result in cash or non-cash charges, depending on the manner and timing of any such dispositions or discontinuances.

FAST LUBE OPERATIONS

     The Company provides fast automotive preventive maintenance services in the United States through Jiffy Lube(R) and Q Lube(R) service centers.

     As of December 31, 1998, 1,588 Jiffy Lube(R) service centers were open in metropolitan areas throughout the United States with a heavy concentration of centers in the northeastern and eastern part of the United States. Franchisees operated 1,009 of these service centers and the other 579 service centers were owned and operated by Jiffy Lube, including 31 franchised service centers and 134 company-operated service centers at Sears Auto Centers across the country.

     As of December 31, 1998, 619 Q Lube(R) service centers were open in 28 states, primarily in the western, midwestern and southern United States and in Canada. Franchisees operated 123 of these service centers, 438 of these service centers were owned and operated by Q Lube and the other 58 service centers were operated by joint ventures between Q Lube and franchisees. Fast lube centers owned by Q Lube and its franchisees are operated under the names Q Lube(R), McQuik's Oilube(R) or Quaker State Minit-Lube(R). During the next two years, the Company intends to rebrand all existing Q Lube(R) centers to Jiffy Lube(R) service centers to achieve single system synergies.

     Jiffy Lube's standard full service includes an oil change and filter replacement, chassis lubrication, checking for proper tire inflation, window washing, interior vacuuming, checking and topping off transmission, differential, windshield washer, battery and power steering fluid levels and air filter and windshield wiper examination. The standard full service can generally be performed in ten minutes or less. Jiffy Lube service centers also provide other authorized services and products at an additional cost. Pennzoil motor oil is the featured motor oil in company-operated service centers and most franchise-operated centers. Pennzoil supplied approximately 87% of the lubricants to Jiffy Lube centers in 1998.

     Jiffy Lube has been recognized as a "super brand" in BrandWeek's annual rating of the top 2000 brands in America. Jiffy Lube has been named first in growth in the automotive aftercare market (Entrepreneur Magazine, February, 1998), the number one franchise in the automotive oil change category (Entrepreneur Magazine, January, 1998) and in the fast oil change industry (Franchise Times, December, 1997).

COMPETITION

     The lubricants business is highly competitive. The major competitors of the Company and their principal brands of motor oil in the United States are Ashland Inc. (Valvoline(R)), Texaco, Inc. (Havoline(R)), Burmah Castrol PLC (Castrol(R)), and Mobil Oil Corporation (Mobil(R)). The Company also competes with a number of independent blending and packaging companies. Outside of the United States, the Company also competes with major fuels marketers and state-owned petroleum companies. The principal methods of competition in the motor oil business are breadth of product portfolio, product quality, price, distribution capability, advertising and sales promotion. Some of the competitors, particularly the major integrated oil companies, have greater financial resources than the Company.

     The car care consumer products business is highly competitive and very fragmented. The car care industry is composed of several categories, such as maintenance chemicals, appearance chemicals, tire cleaners and air fresheners. Major branded competitors in these categories are STP(R), primarily a maintenance chemical, and appearance products Armor All(R) and Turtle Wax(R). Many other national brands exist in each of the various categories, although, in general, they have small market shares. Private label brands also compete with the national brands with respect to certain car care products. The principal methods of competition in car care products are specific product benefits, distribution capability and advertising and sales promotion.

     The base oil and specialty products business is highly competitive. The major competitors are Witco Corporation, Petro-Canada and Lyondell Chemical Company in the white oils business and several major integrated oil companies in base oil (primarily Exxon and Equilon) and the solvents business. Wax products major competitors are Moore and Munger, Allied Signal Inc., International Group Inc. and National Wax, a division of Burmah Castrol. Specialty industrial products compete on the basis of product quality, customer service and price.

     The fast lube business is highly competitive. Major competitors include Ashland Inc. through its Valvoline Instant Oil Change(R) centers. A large number of independent fast lube chains also compete with Jiffy Lube and Q Lube on a regional or local basis. In addition to competing with other fast lube centers, Jiffy Lube(R) and Q Lube(R) service centers compete with automobile dealers, service stations and garages. The principal methods of competition are quality of service, speed, location, warranty, price, convenience, reliability and sales promotion.

PATENTS AND TRADEMARKS

     Most of the Company's brand name consumer products are protected by registered trademarks. Pennzoil-Quaker State's brand names and trademarks are extremely important to its business, and the Company pursues a course of vigorous action against apparent infringements. The Company's numerous trademarks have been registered in the United States and throughout the world where the Company's products are sold. The Company's rights in these trademarks endure for as long as they are used or registered.

     The Company currently has 110 active patents related to lubricants, synthetic lubricants, lubricant additives, hydrocarbon gel and automotive chemicals. Although some products are covered by patents, the Company does not believe that patents are material to its business.

RESEARCH AND DEVELOPMENT

     Research and development activities are directed toward continued improvement of motor oils, other lubricants and engine additives and the development of new products. Research and development personnel develop quality control programs to assure the continuous production of high quality products and provide extensive technical services to the manufacturing, packaging, sales and marketing operations as well as to customers and consumers.

     The Company spent approximately $12.1 million on research activities and quality testing in 1998. These activities are carried out in a 65,700 square foot facility in The Woodlands, Texas. The Company also operates a state-of-the-art base oil refinery pilot plant at this location. A 6,200 square foot mechanical automotive testing laboratory, including an engine dynamometer, was added in early 1998.

EMPLOYEES

     As of December 31, 1998 the Company and its subsidiaries had approximately 13,200 employees, of whom approximately 9,300 were full-time employees and approximately 3,900 were temporary and part-time employees. Approximately 4 percent of the Company's employees are represented by various labor unions. Collective bargaining agreements are in force with most of the unions.

     The Company is subject to various federal and state laws and regulations governing employment practices and working conditions, including, but not limited to, Title VII of the Civil Rights Act of 1964, as amended, the Civil Rights Act of 1866, as amended, the Equal Pay Act of 1963, the Civil Rights Act of 1991, the Americans with Disabilities Act of 1990, the Family and Medical Leave Act of 1993, the Drug Free Workplace Act of 1989, the Age Discrimination in Employment Act of 1967, as amended, the Rehabilitation Act of 1973, as amended, the Vietnam Era Veterans' Readjustment Assistance Act of 1974, as amended, the Occupational Safety and Health Act of 1970, the Fair Labor Standards Act of 1938, as amended, the National Labor Relations Act of 1935, as amended, and Executive Order 11246.

GOVERNMENTAL REGULATION

     The Company's operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations.

     ENVIRONMENTAL MATTERS. The operations of the Company in the United States are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment and human health and safety.

     The Company is subject to a variety of state and federal Clean Air Act rules requiring air emission reductions from its operating units and fuels. Currently, the U.S. Environmental Protection Agency ("EPA"), the Ozone Transport Assessment Group ("OTAG"), Ozone Transport Region ("OTR") and several states are examining new standards and/or controls which could impose significant costs on the Company. The EPA has recently adopted new, more stringent national ambient air quality standards for ozone and particulate matter. Under the new standards, many more areas of the country will be considered high pollution areas and will be subject to additional regulatory controls, including possible fuel specification requirements. Control measures to implement these new standards will be adopted over the next five to seven years. Similarly, the multi-state OTAG and OTR groups are developing lists of suggested controls to limit interstate ozone transport. The EPA has issued a proposal to require states to begin adopting many of these suggested controls over the next few years.

     The precise effect of these actions on the Company and other industrial companies is uncertain because most of the requirements will be implemented through EPA regulations to be issued over a period of years. For example, fuels produced at one or both of the Company's refineries will likely be required to be reformulated to a composition significantly different from the fuels currently produced, which would involve the installation of additional refining equipment. However, current estimates indicate that expenditures associated with the installation of such equipment would not have a material effect on the Company's results of operations.

     The Company is also subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. The Company adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

     The Company's assessment of the potential impact of these environmental laws is subject to uncertainty due to the difficult process of estimating remediation costs that are subject to ongoing and evolving change. Initial estimates of remediation costs reflect a broad-based analysis of site conditions and potential environmental and human health impacts derived from preliminary site investigations (including soil and water analysis, migration pathways and potential risk). Later changes in these initial estimates may be based on additional site investigations, completion of feasibility studies (comparing and selecting from among various remediation methods and technologies) and risk assessments (determining the degree of current and future risk to the environment and human health, based on current scientific and regulatory criteria) and the actual implementation of the remediation plan. This process occurs over relatively long periods of time and is influenced by regulatory and community approval processes and is subject to the ongoing development of remediation technologies. The Company's assessment analysis takes into account the condition of each site at the time of estimation, the degree of uncertainty surrounding the estimates for each phase of remediation and other site-specific factors.

     From January 1996 through December 1998, capital outlays of approximately $10.6 million have been made by the Company with respect to environmental protection. Capital expenditures for environmental control facilities are currently expected to be approximately $0.6 million in 1999. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations for Pennzoil-Quaker State -- Capital Resources and
Liquidity -- Environmental" for additional information.

     FAST LUBE OPERATIONS MATTERS. Jiffy Lube and Q Lube are subject to, and devote substantial efforts to compliance with, a variety of federal and state laws governing franchise sales and marketing and franchise trade practices. Although the regulatory environment differs by state, applicable laws and regulations generally require disclosure of business information in connection with the sale of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. Jiffy Lube and Q Lube seek to comply with applicable regulatory requirements. However, given the scope of the fast lube business and the nature of franchise regulations, compliance problems can be encountered from time to time.

ITEM 3. LEGAL PROCEEDINGS.

     (a) LOUISIANA FEDERAL COURT EMPLOYMENT ACTION. In September 1997, a lawsuit styled Kenneth Epperson, et al. v. Pennzoil Co., et al., was filed in the United States District Court for the Western District of Louisiana, Shreveport Division. The amended complaint filed by nine named plaintiffs alleges discriminatory employment policies and practices against African-American and other minority employees and seeks attorneys' fees and costs, various forms of injunctive and equitable relief, $50.0 million in damages for back pay, front pay and emotional distress, and a minimum of three times that amount in punitive damages. The Company vigorously denies these allegations and will oppose plaintiffs' efforts to have the case certified as a class action by the court.

     (b) DURA LUBE. In July 1997, Dura Lube Corporation and certain of its affiliated companies filed suit in the United States District Court for the District of Delaware. The complaint names Quaker State and its subsidiary, Slick 50, Inc., as defendants and asserts claims under the Sherman Act and the Clayton Act, for tortious interference with business relations and for civil conspiracy. Plaintiffs allege that defendants attempted and conspired to monopolize the market for engine treatment by, among other things, entering into exclusive dealing arrangements with major automotive parts retailers around the country. Plaintiffs seek treble damages, punitive damages, attorneys' fees and costs as well as injunctive relief. The Company is contesting this action vigorously.

     (c) BLUE CORAL. In May 1997, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class of persons who purchased wax, polish or protectant products sold by a number of defendants. The action names as defendants a number of car wax manufacturers, including Blue Coral, Inc., a subsidiary of the Company, and certain of its present and former officers. The complaint alleges that the defendants falsely advertised and marketed such products and seeks treble damages, attorneys' fees and costs for the class for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act and compensatory damages for alleged violations of the Ohio Consumer Sales Practices Act as well as for breach of express warranty. On January 5, 1999, the court certified a nationwide class consisting of all persons who purchased products marketed, produced or distributed as "car wax" by the defendants. While no class period has been specified by the court, the plaintiffs are seeking a class period dating back four years prior to the filing of the action. On February 2, 1999, the plaintiffs proposed a joint settlement fund equal to ten percent of each defendant's 1997 gross revenue from the products. The Company is contesting this action vigorously.

     (d) OIL CHANGER. In July 1998, Oil Changer, Inc. ("Oil Changer") and several corporations affiliated with Oil Changer filed a suit in the Superior Court of the State of California, Alameda County, against Quaker State, certain former executives of Quaker State and other individuals. The complaint alleges that Quaker State and Oil Changer were "strategic partners" in an alleged partnership to develop quick lubrication centers in Northern California. Oil Changer alleges that Quaker State breached the alleged agreement by developing quick lubrication centers with another entity. The complaint asserts claims for fraud, breach of fiduciary duty and usurpation of partnership opportunity, partnership accounting, breach of contract, conspiracy and violation of Section 17200 of the California Business Professions Code. Plaintiffs seek compensatory damages of $50 million, punitive damages, restitution, attorneys' fees and costs as well as injunctive relief.

     In addition, in July 1998, Oil Changer and several corporations affiliated with Oil Changer filed a complaint in the United States District Court for the Northern District of California against Quaker State and Pennzoil Company. The complaint asserts claims under Sections 1 and 2 of the Sherman Act, Section 7 of the Clayton Act and Sections 16720 and 17200 of the California Business Professions Code, alleging that the merger of the Company and Pennzoil Company's downstream business will substantially lessen competition in, or result in monopolization of, the markets for motor oil and quick lubrication services in certain areas of California. Plaintiffs sought compensatory and treble damages, restitution, attorneys' fees and costs as well as injunctive relief enjoining the proposed acquisition of Quaker State by the Company. On September 4, 1998, the Company filed a motion to dismiss this complaint, which was granted in part resulting in a dismissal of the claims under the California Business Professions Code and certain Sherman Act and Clayton Act claims. On October 8, 1998, Plaintiffs filed a notice of motion for a preliminary injunction to enjoin the proposed acquisition of Quaker State by the Company, which was denied on December 7, 1998. Plaintiffs are appealing the denial of the injunction. The Company is contesting these actions vigorously.

     (e) TEXAS FEDERAL COURT EMPLOYMENT ACTION SETTLED. The parties have reached a settlement in the lawsuit styled Donna Alexander, et al. v. Pennzoil Company, et al., pending in the United States District Court for the Southern District of Texas, Houston Division. The suit was filed by eleven named plaintiffs and alleged wrongful and illegal discrimination by Pennzoil Company and subsidiaries against African-American employees. The settlement was approved by the court on March 8, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM S-K 401(b) EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Set forth below are the names and ages of the executive officers of Pennzoil-Quaker State Company (at February 28, 1999). Positions, unless otherwise specified, are with Pennzoil-Quaker State Company.

     DAVID P. ALDERSON II (49)
     Group Vice President, Chief Financial Officer and Treasurer

     CLYDE W. BEAHM (61)
     Executive Vice President -- Lubricants and
     Consumer Products

     LINDA F. CONDIT (51)
     Vice President and Corporate Secretary

     MICHAEL J. MARATEA (54)
     Vice President and Controller

     JAMES L. PATE (63)(1)
     Chairman of the Board and Chief Executive Officer

     JAMES J. POSTL (53)(1)
     President and Chief Operating Officer

     WILLIAM M. ROBB (54)
     Group Vice President -- Base Oil and
     Specialty Products

     JAMES W. SHADDIX (52)
     General Counsel

     PAUL B. SIEGEL (53)
     Vice President

---------------
(1) Director of Pennzoil-Quaker State Company and member of Executive Committee.

     (b) Officers are appointed annually to serve for the ensuing year or until their successors have been appointed. Officers listed above have held their present offices for at least the past five years except for those named below, who have had the business experience indicated during that period. Positions, unless specified otherwise, are with Pennzoil-Quaker State Company.

     DAVID P. ALDERSON II -- Group Vice President, Chief Financial Officer and Treasurer since December 1998. Group Vice President -- Finance and Accounting of Pennzoil Company from December 1995 to December 1998. Treasurer of Pennzoil Company from August 1989 to June 1996. Group Vice President -- Finance of Pennzoil Company from February 1992 to December 1995. Vice President of Pennzoil Products Company from March 1998 to December 1998.

     CLYDE W. BEAHM -- Executive Vice President -- Lubricants and Consumer Products since December 1998. Group Vice President -- Products Marketing of Pennzoil Company from January 1996 to December 1998. Group Vice
President -- Franchise Operations of Pennzoil Company prior thereto. Vice President of Pennzoil Products Company from March 1998 to December 1998.

     LINDA F. CONDIT -- Vice President and Corporate Secretary since December 1998. Vice President of Pennzoil Company from December 1995 to December 1998. Corporate Secretary of Pennzoil Company from March 1990 to December 1998. Vice President and Secretary of Pennzoil Products Company from March 1998 to December 1998.

     MICHAEL J. MARATEA -- Vice President and Controller since December 1998. Vice President of Pennzoil Company from February 1996 to December 1998 and Controller of Pennzoil Company from May 1995 to December 1998. Vice
President -- Process Improvement of Pennzoil Exploration and Production Company prior thereto. Controller of Pennzoil Products Company from March 1998 to December 1998.

     JAMES L. PATE -- Chairman of the Board and Chief Executive Officer since December 1998. Chairman of the Board of Pennzoil Company since May 1994 and Chief Executive Officer of Pennzoil Company from May 1990 to December 1998. President of Pennzoil Company from March 1990 to December 1997. Chief Executive Officer of Pennzoil Products Company from October 1998 to December 1998 and President of Pennzoil Products Company from March 1998 to October 1998.

     JAMES J. POSTL -- President and Chief Operating Officer since December 1998. President of Pennzoil Products Company from October 1998 to December 1998. President of Nabisco Biscuit Company from

December 1995 to February 1998. President and Chief Executive Officer of Nabisco International prior thereto.

     WILLIAM M. ROBB -- Group Vice President -- Base Oil and Specialty Products since December 1998. Group Vice President -- Products Manufacturing of Pennzoil Company prior thereto. Vice President of Pennzoil Products Company from March 1998 to December 1998.

     JAMES W. SHADDIX -- General Counsel since December 1998. General Counsel of Pennzoil Company prior thereto. Vice President of Pennzoil Products Company from March 1998 to December 1998.

     PAUL B. SIEGEL -- Vice President since December 1998. Senior Vice President -- Legal of Pennzoil Products Group from February 1995 to December 1998. Vice President -- Legal of Pennzoil Products Group prior thereto. Vice President of Pennzoil Products Company from March 1998 to December 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The common stock of Pennzoil-Quaker State began trading "regular way" on the New York Stock Exchange on December 31, 1998. The closing sales price for the common stock of Pennzoil-Quaker State on December 31, 1998 was $14.75 as reported on the New York Stock Exchange (consolidated transactions reporting system), the principal market in which the common stock is traded. The common stock is also listed for trading on the Pacific Exchange.

     Pennzoil-Quaker State did not pay dividends in 1998.

     As of December 31, 1998, Pennzoil-Quaker State had 15,054 record holders of its common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected financial data for the five years indicated.

                                                       AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                                -------------------------------------------------------
                                                  1998       1997       1996       1995        1994
                                                --------   --------   --------   --------   -----------
                                                                                            (UNAUDITED)
                                                   (EXPRESSED IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues(1)...................................  $1,850.1   $2,013.2   $1,968.0   $1,807.7    $1,748.3
Net loss(2)...................................  $  (45.9)  $   (0.6)  $   (9.2)  $  (53.2)   $  (16.0)
Basic and diluted loss per share..............  $  (0.96)  $  (0.01)  $  (0.19)  $  (1.11)   $  (0.34)
Dividends per common share....................        --         --         --         --          --
Total assets(3)...............................  $3,145.0   $1,559.6   $1,370.5   $1,278.7    $1,056.1
Total debt and capital lease
  obligations(3)(4)...........................  $1,105.6   $  458.6   $  458.5   $  435.2    $  140.0
Total shareholders' equity(3).................  $1,350.2   $  256.4   $  235.7   $  224.8    $  211.7

---------------

(1) The decrease in revenues for the year ended December 31, 1998 compared to the year ended December 31, 1997 was primarily the result of the Company's contribution of most of its specialty industrial products business to a partnership with Conoco called Penreco in October 1997. Beginning in the fourth quarter of 1997, the Company's share of Penreco's earnings, net of expenses, are reflected in revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Base Oil and Speciality Products" for additional information.

(2) The 1998 net loss includes nonrecurring after-tax charges of $59.0 million ($91.9 million pretax). These charges include $10.6 million in pretax expenses related to the December 30, 1998 acquisition of Quaker State, $29.6 million in pretax charges for the impairment of fast lube assets required under SFAS No. 121, $25.0 million in pretax charges for the voluntary withdrawal and reformulation of Fix-A-Flat(R) tire inflator products and $26.7 million in pretax charges for litigation settlement expenses, net loss on sales of assets and other matters. The 1997 net loss includes pretax one-time charges of $22.0 million allocated to the Company by its former parent company. The 1996 net loss includes a pretax charge of $24.4 million for pre-operating expenses of Excel Paralubes. The 1995 net loss includes pretax charges of $20.0 million relating to a fire at the Company's Rouseville manufacturing facility, $10.0 million for a settlement of certain franchisee litigation, $9.0 million for pre-operating expenses of Excel Paralubes, $5.7 million associated with international marketing restructuring charges and $8.2 million associated with a general and administrative cost reduction program. The 1994 net loss includes a pretax charge of $32.5 million for cessation of crude oil processing at the Company's Roosevelt manufacturing facility. See "Management's
    Discussion and Analysis of Financial Condition and Results of Operations" for additional information related to 1996 through 1998.

(3) On December 30, 1998 the Company acquired Quaker State. Reference is made to
    Note 2 of Notes to Consolidated Financial Statements for additional information.

(4) Includes current maturities of long-term debt and current portion of capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to Segment Financial Information included in Item 1. Business and Item 2. Properties and the Consolidated Financial Statements beginning on page F-3 for additional information.

     Pennzoil-Quaker State Company is the result of the consolidation and separation on December 30, 1998 of the lubricants and consumer products, base oil and specialty products and fast lube operations of Pennzoil Company and the acquisition by the Company of Quaker State in a merger transaction immediately following the separation.

     Results of operations for Pennzoil-Quaker State do not include Quaker State's results prior to the acquisition. In addition, operating results include certain affiliated charges for interest and services provided by Pennzoil Company to Pennzoil-Quaker State in 1998 and prior periods that will not be incurred by Pennzoil-Quaker State in future periods. The fair value of assets and liabilities of Quaker State are included in the Company's consolidated balance sheet as of December 31, 1998.

RESULTS OF OPERATIONS

     The Company had net sales of $1,801.7 million for the year ended December 31, 1998, a decrease of $180.5 million and $159.6 million from the comparable periods in 1997 and 1996, respectively. The decrease was primarily due to the contribution of most of the Company's specialty industrial products business to the Penreco partnership in October 1997. Prior to the creation of this partnership, net sales from the contributed operations were consolidated in the financial statements of the Company. The Company's share of Penreco earnings are now accounted for under the equity method of accounting and reported as a component of other income, net. Net sales associated with the contributed specialty industrial products operations were $121.2 million and $148.5 million for the years ended 1997 and 1996, respectively.

     Excluding the net sales associated with the contributed specialty industrial products operations in 1997 and 1996, net sales revenue for 1998 was $59.3 million below 1997 and $11.1 million below 1996. The decrease in 1998 compared to the same periods in 1997 and 1996 was primarily due to lower lubricating product and fuels net sales prices. Lower market prices, primarily the result of lower petroleum feedstock costs, more than offset increases in product sales volumes.

     Excluding the impact of specialty industrial products operations contributed to Penreco, gross margin (i.e., net sales less cost of sales and purchases from affiliates) in 1998 decreased 6.7% from 1997. Gross margin for 1997, adjusted to exclude the impact of specialty industrial products operations contributed to Penreco, was up 10.9% over 1996.

     A net loss of $45.9 million was recorded for 1998 compared to a net loss of $.6 million and $9.2 million in 1997 and 1996, respectively. Results of operations for 1998 include $10.6 million in pretax expenses related to the December 30, 1998 acquisition of Quaker State, $29.6 million in pretax charges for the impairment of fast lube assets required under SFAS No. 121, $25.0 million in pretax charges for the voluntary withdrawal and reformulation of Fix-A-Flat(R) tire inflator products and $26.7 million in pretax charges for litigation settlement expenses, net loss on sales of assets and other matters. Depreciation expense increased $12.7 million for 1998 compared to 1997, and $12.6 million for 1997 compared to 1996, primarily due to the Shreveport manufacturing facility upgrade and the implementation of a new information technology system in January 1998. Reference is made to Note 2, Note 3 and Note 12 of Notes to Consolidated Financial Information for additional information.

     LUBRICANTS AND CONSUMER PRODUCTS. Net sales for the lubricants and consumer products segment in 1998 were $960.5 million, essentially even with 1997 revenues. Operating income from this segment was $55.9 million for 1998 compared to $76.5 million in 1997. Excluding nonrecurring charges of $39.2 million and $3.5 million in 1998 and 1997, respectively, operating income was $95.1 million in 1998, an increase of $15.1 million, or 18.9%, over 1997. Nonrecurring charges in 1998 include $25.0 million for charges taken in association with the voluntary withdrawal and reformulation of Fix-A-Flat(R) tire inflator products and $14.2 million for impairments, write-offs and other charges. The year-over-year increase in operating income was due to a full year's impact of income from acquisitions made in late 1997, lower raw material costs and lower expenses, partially offset by increased promotional spending from lubricants and lower filter and automotive chemicals sales volumes.

     Net sales for this segment in 1997 were $966.2 million, a $19.2 million increase over 1996. Operating income for this segment in 1997 was $76.5 million compared to $73.0 million in 1996. Excluding nonrecurring items of $3.5 million and $2.5 million in 1997 and 1996, respectively, operating income in 1997 was $80.0 million, a $4.5 million increase over 1996. The improvement was due primarily to lower raw material costs and higher filter sales volume, partially offset by lower domestic motor oil sales volumes and higher selling and operating expenses.

     BASE OIL AND SPECIALTY PRODUCTS. Net sales for the base oil and specialty products segment decreased 21.8% for 1998 compared to the same period in 1997. The decrease was primarily due to the Company's contribution of most of its specialty industrial products business to the Penreco partnership. Excluding the net sales associated with the contributed specialty industrial business, net sales decreased 9.8% in 1998 compared to the same period in 1997 primarily due to lower average sales prices for base oils, fuels and other refined petroleum products. The decline in sales prices generally followed the market price decrease of crude oil and other petroleum feedstocks. Partially offsetting this decrease was an increase in fuels production volumes as a result of the completion of the Shreveport manufacturing facility upgrade in April 1997.

     Gross margin decreased $35.4 million in 1998 from the same period in 1997. The decrease was primarily due to lower fuels margins, which were primarily caused by lower fuels sales prices, which decreased faster than crude oil and other feedstock prices.

     Other income for this segment increased $24.2 million in 1998 compared to the same period in 1997 primarily due to higher equity income in partnerships, which was up $28.5 million in 1998 compared to the same period in 1997. Equity income related to Excel Paralubes increased $20.0 million in 1998 over 1997, primarily due to higher base oil volumes. In addition, equity income attributable to the Penreco partnership increased $7.0 million in 1998 compared to 1997.

     Other income for 1998 includes income of $1.6 million related to the sale of the Company's refinery in Roosevelt, Utah.

     Selling, general and administrative expenses decreased $8.5 million in 1998 compared to the same period in 1997 due in part to the impact of the specialty industrial products operations contributed to Penreco.

     Operating income for the segment decreased $3.4 million in 1998 compared to the same period in 1997.

     Net sales for the year-ended 1997 decreased $90.6 million, or 9.0% from the same period in 1996. The decrease was primarily due to the contribution of most of the specialty industrial products business to the Penreco partnership in October 1997. Excluding the net sales associated with the contributed specialty industrial business, net sales decreased 7.4% in 1997 compared to the same period in 1996 primarily due to lower average sales prices for base oils. Partially offsetting this decrease was an increase in fuels production volumes as a result of the completion of the Shreveport manufacturing facility upgrade in April 1997.

     Gross margin increased approximately $26.4 million in 1997 from the same period in 1996. The increase was primarily due to higher fuels volumes resulting from the completion of the Shreveport manufacturing facility upgrade in April 1997. The increase in fuels volumes was partially offset by the decrease in base oil margins. Base oil margins in 1997 were depressed as the market absorbed new capacity from Excel Paralubes, which began commercial production in late December 1996, and a Petro Canada facility which also began production in 1996.

     Other income for the base oil and specialty products segment increased $25.8 million in 1997 from the same period in 1996. The increase was primarily due to higher equity income in partnerships. Equity income related to Excel Paralubes increased $21.5 million in 1997 over the same period in 1996 primarily as a result of pre-operating expenses recorded during 1996. In addition, equity income attributable to the Penreco partnership was $4.0 million in 1997.

     Depreciation and amortization expense increased $10.2 million in 1997 compared to 1996 primarily as a result of completion of the Shreveport manufacturing facility upgrade in April 1997 and implementation of a new information technology system in December 1996.

     Operating income for the base oil and specialty products segment was $19.4 million in 1997 compared to a loss of $19.7 million in 1996.

     The Company is currently evaluating its manufacturing assets and investments and their importance to the Company's strategic plan and future direction. As a result of this evaluation, the Company may determine to dispose of or discontinue the operations of some or all of its manufacturing assets and investments. The Company cannot currently predict the timing or the financial impact of any such dispositions or discontinuances, which could result in cash or noncash charges, depending on the manner and timing of any such dispositions or discontinuances.

     FAST LUBE OPERATIONS. Net sales recorded by the fast lube operations segment, operating through Jiffy Lube, increased 2.1% for 1998 compared to 1997. The increase in net sales was due primarily to an increase in the number of service centers. Net sales reported by the fast lube operations segment consist of sales revenues from company-operated service centers and franchise fees, royalty revenues, rental income and automotive product sales proceeds from franchisee operated service centers. System-wide sales increased $52.6 million to $817.6 million for 1998 compared to 1997 as a result of an increased number of service centers open and an increase in the average ticket price. System-wide average ticket prices increased to $36.71 in 1998 compared with $35.87 for the same period in 1997, as customers continue to take advantage of additional authorized services and products available at service centers. There were 1,588 service centers (including 579 company-operated service centers) open as of December 31, 1998.

     Net sales recorded by the fast lube operations segment were up $25.8 million in 1997 compared to 1996. This increase was due to an increase in the number of company-operated service centers and an increase in franchise royalties. The increase in the number of service centers was primarily due to placing service centers in Sears Auto Centers and partially due to acquisitions.

     In December 1998, the fast lube operations segment recorded a pretax charge of $29.6 million to reflect the impairment of long-lived assets as required under SFAS No. 121.

     The fast lube operations segment reported an operating loss of $4.1 million for the year ended December 31, 1998 compared to operating income of $24.5 million during 1997 and operating income of $21.4 million in 1996. Included in 1998 results are nonrecurring charges of $14.8 million for one-time acquisition expenses, legal settlements and other liabilities. Adjusted to exclude these nonrecurring charges, operating income totaled $10.7 million in 1998 compared to $24.5 million in 1997. The year-over-year decline in earnings was due to increased salaries and other operating costs within company-operated centers, higher selling, general and administrative costs and higher depreciation expense. The improvement in 1997 results compared to 1996 was due primarily to higher company service center sales, lower operating expenses as a result of fewer new service center openings and increased royalty income.

     During 1998, Jiffy Lube acquired 22 centers along with related real estate in exchange for cash of $8.6 million and liabilities and debt assumed of $3.5 million. Also, during 1998, 16 centers were sold for $6.5 million in cash.

     During 1997, Jiffy Lube acquired 35 centers along with related real estate in exchange for cash of $17.8 million and liabilities and debt assumed of $2.5 million. Also, during 1997, 24 centers were sold for

$3.1 million in cash and $0.4 million in forgiveness of debt. Also during 1997, six company-owned service centers were exchanged for six franchisee-operated stores.

     During 1996, Jiffy Lube acquired 16 centers along with related real estate in exchange for $4.7 million in cash and $2.8 million in liabilities and debt assumed. Also during 1996, 36 centers were sold for $4.4 million in cash and $0.6 million in forgiveness of debt.

     OTHER. Other operating income in 1998 was a loss of $8.1 million, compared to income of $1.9 million in 1997 and income of $0.7 million in 1996. The decrease in 1998 compared to 1997 was primarily due to the writedown of fixed assets at corporate headquarters.

CORPORATE ADMINISTRATIVE CHARGES

     Pennzoil Company provided administrative services to the Company during 1998, 1997 and 1996 and charged the Company for all direct costs associated with its operations. In addition, certain administrative costs incurred by Pennzoil Company not directly charged to the Company were historically allocated through a monthly charge based on a formula that considered the relative total assets, sales and employees of its subsidiary companies. These charges totaled $44.4 million, $54.8 million and $30.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in charges in 1998 and 1997 was primarily due to one-time expenses incurred by Pennzoil Company. The Company's share of these expenses were approximately $9.9 million and $22.0 million, respectively.

DISCLOSURES ABOUT MARKET RISK

     Pennzoil-Quaker State is exposed to market risk, including adverse changes in interest rates and foreign currency exchange rates.

     INTEREST. At December 31, 1998, the fair value of the Company's long-term debt, including commercial paper and short-term variable rate credit agreements, is projected to be $1.0 billion using quoted market prices or, where such prices are not available, on estimated year-end interest rates of debt with the same remaining average maturities and credit quality. Such fair value exceeded the long-term debt carrying value by $26.4 million. Reference is made to Note 9 of Notes to Consolidated Financial Statements for additional information. A hypothetical 10 percent adverse change in market interest rate relative to the aforementioned securities would not have had a material effect on the Company's results of operations for the fiscal year ending December 31, 1998.

     HEDGING ACTIVITIES. Pennzoil-Quaker State enters into forward exchange contracts and options to hedge the impact of foreign currency fluctuations on certain monetary liabilities and commitments denominated in foreign currencies. The purpose of entering into these hedges is to minimize the impact of foreign currency fluctuations on the results of operations. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. Unrealized gains at December 31, 1998 are not material.

     Pennzoil-Quaker State also uses interest rate locks and swaps to reduce its exposure to interest rate movements. In 1998, the Company entered into four interest rate locks, based upon the 30-year Treasury rate to hedge future issuances of long-term indebtedness. To accomplish its hedged position, the Company entered into forward rate agreements in which it will pay or receive the difference between (1) the 30-year Treasury rate at the time the forward was entered into and (2) the 30-year Treasury rate at the time of maturity. Under current accounting standards, these transactions qualify as a hedge of an anticipated transaction. Any gains or losses from the interest rate hedges are deferred during the interim period with the offset to a payable or receivable. Upon maturity of the hedge contracts, any gain or loss will be treated as an adjustment to the issue price of the debt instrument, effectively creating a premium or discount that is amortized over the life of the borrowings. The estimated value of the amount payable by the Company under its open interest rate hedge was $8.3 million at December 31, 1998, which has been recorded as a deferred charge in other assets.

INTEREST CHARGES, NET

     Interest charges, net, for the Company increased $8.2 million for the twelve months ended December 31, 1998 compared to the same period in 1997. The increase was primarily due to a decrease in interest capitalized as a result of the completion of the Shreveport manufacturing facility upgrade in April 1997.

     Interest charges, net, increased $6.7 million in 1997 compared to 1996 primarily due to increased borrowings by the fast lube operations segment from Pennzoil Company and lower capitalized interest.

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                           1998      1997      1996
                                                          -------   -------   -------
                                                           (EXPRESSED IN THOUSANDS)
Interest expense........................................  $13,826   $12,847   $12,208
Affiliated interest charges.............................   56,372    56,374    52,966
Less: interest capitalized..............................     (255)   (7,441)  (10,103)
                                                          -------   -------   -------
                                                          $69,943   $61,780   $55,071
                                                          =======   =======   =======

CAPITAL RESOURCES AND LIQUIDITY

     CASH FLOW. The Company had cash and cash equivalents of $14.9 million, $9.1 million and $15.8 million at December 31, 1998, 1997 and 1996, respectively. Cash flow generated from operating activities before changes in operating assets and liabilities was $125.4 million, $149.6 million and $86.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in cash flow from operations before changes in operating assets and liabilities for the year ended December 31, 1997 compared to the same period in 1996 was primarily due to cash distributions from Excel Paralubes. The Company's cash flow from operations for the year ended December 31, 1998 decreased by $281.0 million compared to the same period in 1997. Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information.

     CAPITAL EXPENDITURES. Capital expenditures were $88.3 million in 1998, $147.8 million in 1997 and $251.2 million in 1996. Capital expenditures in 1997 and 1996 included $42.0 million and $147.3 million, respectively, for the upgrade of the Company's Shreveport manufacturing facility. Capital expenditures in 1997 also included $17.0 million for the installation of facilities near the Company's motor oil packaging facilities to store base oils manufactured by Excel Paralubes and $12.8 million for the implementation of new information technology software. Capital expenditures in 1996 included $8.6 million for improvements at the Company's Rouseville manufacturing facility to enable production of additional waxes in connection with the Company's Bareco joint venture. The 1999 capital budget for the Company is estimated to be approximately $117.3 million. The Company believes that its cash flow from operations, supplemented as required by additional borrowings, provides it with sufficient resources to finance operations and planned capital needs.

     ACCOUNTS RECEIVABLE. The increase in current receivables at December 31, 1998 compared to December 31, 1997 is primarily due to the acquisition of Quaker State, which resulted in a $152.0 million increase in current receivables. Current receivables include trade accounts and notes receivable and are net of allowances for doubtful accounts of $18.2 million and $7.7 million at December 31, 1998 and 1997, respectively. Long-term receivables consist of notes receivable and are net of allowances for doubtful accounts of $0.9 million at December 31, 1998 and 1997.

     At December 31, 1998 and 1997, current receivables included notes receivable of $16.6 million and $12.4 million, respectively. Other assets included long-term notes receivable of $53.2 million and $41.4 million at December 31, 1998 and 1997, respectively. The long-term receivables are loans that are made to customers to enhance their operations. Each loan requires a promissory note between the customer and the Company, and most require payment of principal and interest. Similar to other incentive programs, sales agreements normally accompany the loans.

     The Company's net accounts receivable sold under its receivables sales facility totaled $115.0 million and $103.3 million at December 31, 1998 and 1997, respectively. The Company entered into a new one-year receivables sales facility in February 1999 that provides for ongoing sales of up to $120.0 million of accounts receivable.

     CREDIT FACILITIES. During 1999, the Company intends to refinance a portion of its commercial paper borrowings with the issuance of longer term debt securities. The Company expects to finance operations and planned capital needs from operating cash flow, supplemented as required by additional borrowings under its revolving credit facility, commercial paper programs or short-term variable-rate credit arrangements.

     The Company's primary revolving credit facility with a group of banks provides for up to $1.0 billion of committed unsecured revolving credit borrowings through November 16, 1999, with any outstanding borrowings on such date being converted into a term credit facility terminating on November 16, 2000. There were no borrowings outstanding under this revolving credit facility at December 31, 1998. The Company had borrowings under a Quaker State revolving credit agreement of $370.0 million at December 31, 1998. In January 1999, the Company repaid these borrowings with borrowings under its commercial paper facility and terminated the Quaker State revolving credit facility. The average interest rate applicable to the outstanding Quaker State revolving credit borrowings was 5.8% during 1998.

     The Company currently limits aggregate borrowings under its commercial paper programs to $1.0 billion. Borrowings under commercial paper facilities totaled $488.4 million at December 31, 1998. The average interest rate applicable to outstanding commercial paper was 6.0% at year-end 1998.

     The Company had one short-term variable-rate credit arrangement with a bank at year-end 1998 and intends to enter into several more. The Company currently limits its aggregate borrowings under these types of credit arrangements to $300.0 million. There were no outstanding borrowings at December 31, 1998. None of the banks under these credit arrangements has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

     In December 1998, in connection with its separation from Pennzoil Company, the Company repaid $430.0 million of intercompany indebtedness and accounts payable to Pennzoil Company. Intercompany indebtedness of $412.4 million to Pennzoil Company was not repaid and was treated as a capital contribution to the Company in connection with the separation.

     The Company has a long-term credit facility with a Canadian bank that provides for borrowings of up to C$27.0 million through October 25, 1999. Outstanding borrowings under the credit facility totaled US$9.6 million and US$12.2 million at December 31, 1998 and 1997, respectively. The average interest rates applicable to amounts outstanding under the credit facility were 5.0% and 3.4% during 1998 and 1997, respectively.

     Reference is made to Note 9 of Notes to Consolidated Financial Statements for additional information regarding the Company's indebtedness and credit facilities.

     CLASSIFICATION OF BORROWINGS UNDER CREDIT FACILITIES. As of December 31, 1998, borrowings under Pennzoil-Quaker State's commercial paper programs and the Company's Canadian credit facility totaling $498.0 have been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such short-term facilities and the Company's intent to maintain such commitments in excess of one year.

     ENVIRONMENTAL. The Company is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. The Company has not used discounting in determining its accrued liabilities for environmental remediation, and no claims for possible recovery from third-party insurers or other parties related to environmental costs have been recognized in the Company's combined financial statements. The Company adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

     Certain of the Company's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. In addition, certain of the Company's subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. As of December 31, 1998 and 1997, the Company's consolidated balance sheet included accrued liabilities for environmental remediation of $27.2 million and $11.6 million, respectively. Of these reserves, $4.2 million and $2.4 million are reflected on the consolidated balance sheet as current liabilities as of December 31, 1998 and 1997, respectively, and $23.0 million and $9.2 million are reflected as other liabilities as of December 31, 1998 and 1997, respectively. The Company does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which the Company subsidiaries are PRPs, the Company's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) the Company's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Pennzoil-Quaker State's monetary exposure is not expected to be material beyond the amounts reserved.

YEAR 2000 ISSUES

     The Company has conducted a review of its key computer systems and has identified a number of systems that were affected by the year 2000 issue. The Company has completed conversion of these non-compliant financial, operating, human resource and payroll systems to a new information technology system in 1998. In addition, the Company is currently upgrading electronic commerce systems to compliant versions. Conversion of operating and financial software as well as desktop hardware and software used in international locations for the Company to compliant versions began in the second quarter of 1998, with completion expected in the second quarter of 1999. Upgrades and standardization of network, infrastructure, desktop and communications systems to make these assets compliant are in progress. This effort is scheduled for completion in the first quarter of 1999 following the release of compliant updates from the vendors. The only system replacements that have been accelerated to remedy non-compliance are the Company voicemail systems and the international desktop hardware, software, financial and operational systems. No major information technology projects have been deferred due to year 2000 compliance matters. Contingency planning will be started for the information technology systems in the first quarter of 1999, and will include backup, standby and storage service solutions to reduce the impact of critical service providers.

     The Company has conducted a comprehensive inventory and assessment of systems and devices with embedded chips in the manufacturing and non-manufacturing environments. The manufacturing environment which consists of refining, blending, storage and the movement of petrochemicals has the greatest inherent risk since embedded chip systems control and monitor these processes. At this time, two Company manufacturing facilities have non-compliant control systems. These deficiencies will be addressed upon the release of a compliant version of the software from the vendor, which is expected during the first quarter of 1999. These systems will first undergo a pilot test at the Company's research facility, followed by a full system test at the manufacturing facilities during a scheduled plant shutdown. If for any reason these systems are still found to be non-compliant, additional plant or operations shutdowns could be necessary to conduct further remediation and testing. In addition, all currently compliant control systems that have the potential for environmental, safety or business interruption impact will be tested during scheduled maintenance. In order to prevent safety and environmental problems due to non-compliant embedded-chip systems, operation of these systems would be reduced or discontinued. Contingency planning is also underway to provide alternatives in the event these systems are partially or completely inoperable.

     The Company is contacting key suppliers, banks, customers and other unaffiliated companies that have business relationships with the Company to assess their year 2000 compliance programs. The Company could be adversely affected by the failure of these unaffiliated companies to adequately address the year 2000 issue. This assessment includes activities such as face-to-face meetings, reviews of year 2000 readiness and cooperative testing. Contingency planning will be included in this assessment to identify arrangements to mitigate the impact of disruptions from outside sources. In addition, the Company has implemented internal procedures to respond cooperatively to inquiries from regulatory agencies and other businesses about its year 2000 program.

     As with most companies, the Company anticipates more issues arising from international business partners, especially in the banking, utility, shipping and governmental segments. The Company is currently reviewing all banking relationships in international locations. In addition, the Company is actively involved in a joint industry effort through the American Petroleum Institute to collectively address the readiness of their common business partners such as utilities and governmental agencies, and to share approaches to solving the specific problems of each international location.

     If these steps are not completed successfully in a timely manner, the Company's operations and financial performance could be adversely affected through disruptions in operations. Costs associated with such disruptions currently cannot be estimated.

     Both incremental historical and estimated future costs related to the year 2000 issue are not expected to be material to the financial position or results of operations of the Company for several reasons. Most of the remediation is being accomplished with upgrades to existing software that are under maintenance contracts. The implementation of the major information technology systems was not accelerated to remedy year 2000 problems. Independent quality assurance services and tools are to be used to assure the reliability of the assessment and costs. These services will be supplemented with Company resources. Costs for all year 2000 activities are estimated to be less than $7.0 million.

     On December 30, 1998, the Company acquired Quaker State. During 1998, Quaker State continued to make progress in addressing the issue of computer systems and embedded computer chips that may be unable to accommodate the year 2000. As of the acquisition date, Quaker State had completed reviews of computer systems and embedded technologies at all locations other than its blending and packaging facilities. It is expected that the assessment at the blending and packaging facilities will be completed by the end of the first quarter of 1999. In addition, certain aspects of Quaker State's year 2000 program included not upgrading or replacing certain systems as they were deemed to be redundant as a result of the acquisition by the Company. These systems are currently being evaluated and replaced.

     The Company has a June 30, 1999 target readiness date for all major phases of its year 2000 preparations. The Company's existing emergency response plan will be re-evaluated in the fourth quarter of 1999, using the latest information available for infrastructure services such as utilities. Adjustments to this plan will be made based on this information.

     Forward-looking statements contained under this "Year 2000 Issues" subpart should be read in conjunction with the Company's disclosures under the heading:
"Forward-Looking Statements - Safe Harbor Provisions."

     OTHER MATTERS. The Company does not currently consider the impact of inflation to be significant in the businesses in which the Company operates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by Item 305 of Regulation S-K is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Pennzoil-Quaker State, together with the report thereon of Arthur Andersen LLP dated March 11, 1999 and the supplementary financial data specified by Item 302 of Regulation S-K, are set forth on pages F-1 through F-32 hereof. (See Item 14 for Index.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing under the captions "Nominees," "Directors with Terms Expiring in 2000 and 2001" and "Compliance with Section 16(a) of the Exchange Act" set forth within the section entitled "Election of Directors" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information appearing under the captions "Director Remuneration" set forth within the section entitled "Election of Directors" and under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information appearing under the caption "Security Ownership of Directors and Officers" set forth within the section entitled "Election of Directors" and under the caption "Security Ownership of Certain Shareholders" set forth within the section entitled "Additional Information" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing under the captions "Director Remuneration" and "Certain Transactions" set forth within the section entitled "Election of Directors" and under the caption "Security Ownership of Certain Shareholders" set forth within the section entitled "Additional Information" and under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1)  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Statement of Operations........................  F-3
Consolidated Balance Sheet..................................  F-4
Consolidated Statement of Shareholders' Equity..............  F-6
Consolidated Statement of Cash Flows........................  F-7
Consolidated Statement of Comprehensive Income..............  F-8
Notes to Consolidated Financial Statements..................  F-9

     The supplementary financial data specified by Item 302 of Regulation S-K are included in "Supplemental Financial and Statistical
Information -- Unaudited" beginning on page F-32.

(a)(2)  FINANCIAL STATEMENT SCHEDULES.

     Schedules of the Company and its subsidiaries are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)(3)  EXHIBITS.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           *3.2          -- Restated Certificate of Incorporation of the Company
                            (filed as exhibit 4.2 to the Current Report on Form 8-K
                            of the Company filed on December 29, 1998 (File No.
                            001-14501) and incorporated herein by reference).
           *3.4          -- By-Laws of the Company (filed as Exhibit 4.2 to the
                            Registration Statement on Form S-8 of the Company
                            (Registration No. 333-72835) and incorporated herein by
                            reference).
           *3.5          -- Form of Common Stock Certificate of the Company (filed as
                            Exhibit 3.5 to the Registration Statement on Form S-4 of
                            the Company (Registration No. 333-61541) and incorporated
                            herein by reference).
           *3.6          -- Rights Agreement dated as of December 18, 1998 between
                            the Company and The Chase Manhattan Bank (filed as
                            Exhibit 1 to the Current Report on Form 8-K of the
                            Company filed on December 18, 1998 (File No. 001-14501)
                            and incorporated herein by reference).
           10.1          -- Credit Agreement dated as of November 17, 1998 among
                            Pennzoil Products Company and the lenders named therein
         +*10.2          -- Pennzoil-Quaker State Company 1998 Incentive Plan (filed as Exhibit 4.3 to the Registration Statement of the
                            Company on Form S-8 (Registration No. 333-69837) and
                            incorporated herein by reference).
         +*10.3          -- Form of Indemnification Agreement between Pennzoil-Quaker
                            State Company and directors and executive officers of the
                            Company (filed as Exhibit 10.7 to the Registration
                            Statement of the Company on Form S-4 (Registration No.
                            333-61541) and incorporated herein by reference).
          +10.4          -- Pennzoil-Quaker State Company Deferred Compensation Plan
          +10.5          -- Pennzoil-Quaker State Company Medical Expenses
                            Reimbursement Plan
          +10.6          -- Pennzoil-Quaker State Company Supplemental Disability
                            Plan
          +10.7          -- Pennzoil-Quaker State Company Salary Continuation Plan
          +10.8          -- Pennzoil-Quaker State Company Supplemental Life Insurance
                            Plan
          +10.9          -- Pennzoil-Quaker State Company Executive Severance Plan
          +10.10         -- Form of Pennzoil-Quaker State Company Supplemental
                            Medical and Retirement Benefits Agreement
          +10.11         -- Employment Agreement between the Company and James J.
                            Postl
           12.1          -- Computation of Ratio of Earnings to Fixed Charges for the
                            years ended December 31, 1998, 1997, 1996, 1995 and 1994.
           21.1          -- Subsidiaries of Pennzoil-Quaker State Company

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           23.1          -- Consent of Arthur Andersen LLP.
           23.2          -- Consent of PricewaterhouseCoopers LLP.
           24.1          -- Powers of Attorney
           27.1          -- Financial Data Schedule.
           99.1          -- Financial Statements of Excel Paralubes.

---------------

* Incorporated by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K.

     Pennzoil-Quaker State filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 1998:

                  DATE OF REPORT                                      ITEMS REPORTED
                  --------------                                      --------------
December 14, 1998..................................  Adoption of a shareholder rights plan.
December 29, 1998..................................  Change of the Company's name to Pennzoil-Quaker
                                                     State Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PENNZOIL-QUAKER STATE COMPANY

                                          By:       /s/ JAMES L. PATE
                                            ------------------------------------
                                              (James L. Pate, Chairman of the
                                                          Board and
                                                  Chief Executive Officer)

                                          Date: March 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                  /s/ JAMES L. PATE                    Principal Executive Officer      March 15, 1999
-----------------------------------------------------    and Director
      (James L. Pate, Chairman of the Board and
              Chief Executive Officer)

              /s/ DAVID P. ALDERSON II                 Principal Financial and          March 15, 1999
-----------------------------------------------------    Accounting Officer
    (David P. Alderson II, Group Vice President,
        Chief Financial Officer and Treasurer
                HOWARD H. BAKER, JR.*
               W. L. LYONS BROWN, JR.*
                 ERNEST H. COCKRELL*
                   ALFONSO FANJUL*
               C. FREDERICK FETTEROLF*
                FORREST R. HASELTON*                     A majority of the Directors    March 15, 1999
                  BERDON LAWRENCE*                         of the Registrant
                   L. DAVID MYATT*
                   JAMES J. POSTL*
                  GERALD B. SMITH*
                  LORNE R. WAXLAX*

            *By: /s/ DAVID P. ALDERSON II
  ------------------------------------------------
      (David P. Alderson II, Attorney-In-Fact)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pennzoil-Quaker State Company:

     We have audited the accompanying consolidated balance sheet of Pennzoil-Quaker State Company (a Delaware corporation) and subsidiaries, as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Excel Paralubes (a 50%-owned equity investee of Pennzoil-Quaker State Company), the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The equity in Excel Paralubes net income represents 17 percent of Pennzoil-Quaker State Company's net loss for the year ended December 31, 1998. The summarized financial data for Excel Paralubes contained in Note 5 are derived from the financial statements of Excel Paralubes. We also did not audit the financial statements of Quaker State Corporation as of and for the years ended December 31, 1997 and 1996. The summarized financial data for Quaker State Corporation contained in Note 5 are derived from the financial statements of Quaker State Corporation. The financial statements of Excel Paralubes and Quaker State Corporation were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts and disclosures included for Excel Paralubes and Quaker State Corporation for the indicated periods described above, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Pennzoil-Quaker State Company and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 11, 1999

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              1998         1997         1996
                                                           ----------   ----------   ----------
                                                            (EXPRESSED IN THOUSANDS EXCEPT FOR
                                                                    PER SHARE AMOUNTS)
REVENUES
  Net sales..............................................  $1,801,676   $1,982,148   $1,961,316
  Other income, net......................................      48,462       31,012        6,697
                                                           ----------   ----------   ----------
                                                            1,850,138    2,013,160    1,968,013
COSTS AND EXPENSES
  Cost of sales..........................................   1,279,220    1,182,742    1,202,909
  Purchases from affiliate...............................     115,703      336,413      342,046
  Selling, general and administrative....................     339,799      350,123      315,022
  Depreciation and amortization..........................      77,210       64,490       51,918
  Acquisition related expenses (Note 2)..................      10,645           --           --
  Impairment of long-lived assets (Note 3)...............      29,613           --           --
  Taxes, other than income...............................      12,210       11,956       11,339
  Interest charges.......................................      13,826       12,847       12,208
  Affiliated interest....................................      56,372       56,374       52,966
  Interest capitalized...................................        (255)      (7,441)     (10,103)
                                                           ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAX..........................     (84,205)       5,656      (10,292)
Income tax provision (benefit)...........................     (38,338)       6,245       (1,103)
                                                           ----------   ----------   ----------
NET LOSS.................................................  $  (45,867)  $     (589)  $   (9,189)
                                                           ==========   ==========   ==========
BASIC AND DILUTED LOSS PER SHARE.........................  $    (0.96)  $    (0.01)  $    (0.19)
                                                           ==========   ==========   ==========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                              (EXPRESSED IN THOUSANDS)
CURRENT ASSETS                                                  (NOTE 2)
  Cash and cash equivalents.................................  $   14,899    $    9,132
  Receivables...............................................     291,997       143,303
  Inventories
     Crude oil..............................................       6,911        14,245
     Motor oil and refined products.........................     299,601       184,028
  Materials and supplies, at average cost...................      12,422        11,814
  Deferred income taxes.....................................      47,413            --
  Other current assets......................................      63,328        36,838
                                                              ----------    ----------
          TOTAL CURRENT ASSETS..............................     736,571       399,360
                                                              ----------    ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Lubricants and consumer products..........................     336,946       238,958
  Fast lube operations......................................     399,447       228,048
  Base oil and specialty products...........................     937,039       943,972
  Other.....................................................      47,562           297
                                                              ----------    ----------
          TOTAL PROPERTY, PLANT AND EQUIPMENT...............   1,720,994     1,411,275
  Less accumulated depreciation and amortization............     688,918       621,098
                                                              ----------    ----------
          NET PROPERTY, PLANT AND EQUIPMENT.................   1,032,076       790,177
                                                              ----------    ----------
DEFERRED INCOME TAXES.......................................      36,614            --
OTHER ASSETS
  Goodwill..................................................   1,104,353       158,489
  Other.....................................................     235,380       211,597
                                                              ----------    ----------
          TOTAL OTHER ASSETS................................   1,339,733       370,086
                                                              ----------    ----------
TOTAL ASSETS................................................  $3,144,994    $1,559,623
                                                              ==========    ==========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
CURRENT LIABILITIES                                              (NOTE 2)
  Current maturities of long-term debt......................  $    1,283    $    2,363
  Accounts payable..........................................     245,721       120,577
  Payable to affiliate......................................          --       544,390
  Payroll accrued...........................................      18,734        17,825
  Other current liabilities.................................     147,609        46,161
                                                              ----------    ----------
          TOTAL CURRENT LIABILITIES.........................     413,347       731,316
                                                              ----------    ----------
LONG-TERM DEBT, less current maturities
  Long-term debt payable to affiliate.......................          --       336,172
  Long-term debt............................................   1,026,054        49,798
                                                              ----------    ----------
          TOTAL LONG-TERM DEBT, less current maturities.....   1,026,054       385,970
                                                              ----------    ----------
DEFERRED INCOME TAXES.......................................          --         1,179
CAPITAL LEASE OBLIGATIONS...................................      74,464        67,136
OTHER LIABILITIES...........................................     280,922       117,642
                                                              ----------    ----------
          TOTAL LIABILITIES.................................   1,794,787     1,303,243
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY
  Common stock, par value $0.10 per share -- authorized
     100,000,000 shares, issued and outstanding shares of
     77,619,765 at December 31, 1998 and 47,846,502 at
     December 31, 1997......................................       7,762         4,785
  Additional capital........................................   1,532,531       395,233
  Accumulated deficit.......................................    (180,216)     (134,349)
  Net unrealized holding loss on investments in
     securities.............................................        (843)       (1,768)
  Cumulative foreign currency translation adjustment........      (9,027)       (7,521)
                                                              ----------    ----------
          TOTAL SHAREHOLDERS' EQUITY........................   1,350,207       256,380
                                                              ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $3,144,994    $1,559,623
                                                              ==========    ==========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                               YEAR ENDED DECEMBER 31
                                            -------------------------------------------------------------
                                                   1998                  1997                 1996
                                            -------------------   ------------------   ------------------
                                            SHARES     AMOUNT     SHARES    AMOUNT     SHARES    AMOUNT
                                            ------   ----------   ------   ---------   ------   ---------
                                                              (EXPRESSED IN THOUSANDS)
COMMON STOCK, $0.10 par --
  Authorized 100,000,000 shares
  Balance January 1.......................  47,847   $    4,785   47,847   $   4,785   47,847   $   4,785
     Acquisition of Quaker State
       Corporation........................  29,773        2,977       --          --       --          --
                                            ------   ----------   ------   ---------   ------   ---------
  Balance December 31.....................  77,620        7,762   47,847       4,785   47,847       4,785
                                            ------   ----------   ------   ---------   ------   ---------
ADDITIONAL CAPITAL
  Balance January 1.......................              395,233              366,653              345,422
     Capital contribution from
       affiliate..........................              412,448               28,580               21,231
     Acquisition of Quaker State
       Corporation........................              724,850                   --                   --
                                                     ----------            ---------            ---------
  Balance December 31.....................            1,532,531              395,233              366,653
                                                     ----------            ---------            ---------
ACCUMULATED DEFICIT
  Balance January 1.......................             (134,349)            (133,760)            (124,389)
     Net loss.............................              (45,867)                (589)              (9,189)
     Dividends on common stock............                   --                   --                 (182)
                                                     ----------            ---------            ---------
  Balance December 31.....................             (180,216)            (134,349)            (133,760)
                                                     ----------            ---------            ---------
NET UNREALIZED HOLDING LOSS ON INVESTMENTS
  IN SECURITIES
  Balance January 1.......................               (1,768)                  --                   --
     Change in unrealized holding loss....                  925               (1,768)                  --
                                                     ----------            ---------            ---------
  Balance December 31.....................                 (843)              (1,768)                  --
                                                     ----------            ---------            ---------
CUMULATIVE FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT
  Balance January 1.......................               (7,521)              (1,937)              (1,023)
     Change in translation adjustment.....               (1,506)              (5,584)                (914)
                                                     ----------            ---------            ---------
  Balance December 31.....................               (9,027)              (7,521)              (1,937)
                                            ------   ----------   ------   ---------   ------   ---------
TOTAL SHAREHOLDERS' EQUITY................  77,620   $1,350,207   47,847   $ 256,380   47,847   $ 235,741
                                            ======   ==========   ======   =========   ======   =========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                            ---------------------------------
                                                              1998        1997        1996
                                                            ---------   ---------   ---------
                                                                (EXPRESSED IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss................................................  $ (45,867)  $    (589)  $  (9,189)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization........................     77,210      64,490      51,918
     Impairment of long-lived assets......................     29,613          --          --
     Deferred income taxes (benefit)......................    (38,814)     36,029      28,628
     Gain on sales of assets..............................     (4,357)     (3,072)    (10,904)
     Distributions from equity investees in excess of
       earnings...........................................     27,834      23,774          --
     Non-cash accruals....................................     53,830      25,366      17,248
     Other non-cash items.................................     25,969       3,555       8,558
     Change in operating assets and liabilities (Note
       3).................................................   (221,605)     35,227     111,949
                                                            ---------   ---------   ---------
          Net cash provided by (used in) operating
            activities....................................    (96,187)    184,780     198,208
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures....................................    (88,340)   (147,794)   (251,186)
  Acquisition of Snap Automotive Products assets..........         --     (41,000)         --
  Proceeds from sales of assets...........................     26,539      14,350      13,457
  Other investing activities..............................     14,634     (28,222)     (3,043)
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........    (47,167)   (202,666)   (240,772)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper borrowings.............................    488,409          --       1,673
  Debt repayments.........................................     (8,405)    (10,457)    (17,304)
  Proceeds from issuances of debt.........................     13,457       8,500      43,679
  Proceeds from note payable to affiliate.................     25,622      13,178      19,845
  Payment of intercompany indebtedness to affiliate.......   (369,962)         --          --
                                                            ---------   ---------   ---------
          Net cash provided by financing activities.......    149,121      11,221      47,893
                                                            ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......      5,767      (6,665)      5,329
CASH AND CASH EQUIVALENTS, beginning of period............      9,132      15,797      10,468
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period..................  $  14,899   $   9,132   $  15,797
                                                            =========   =========   =========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                 (EXPRESSED IN THOUSANDS)
NET LOSS....................................................  $(45,867)  $   (589)  $ (9,189)
Change in:
  Foreign currency translation adjustment...................    (1,506)    (5,584)      (914)
  Unrealized loss on investment in securities...............       925     (1,768)        --
                                                              --------   --------   --------
                                                                  (581)    (7,352)      (914)
                                                              --------   --------   --------
COMPREHENSIVE LOSS..........................................  $(46,448)  $ (7,941)  $(10,103)
                                                              ========   ========   ========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SPIN-OFF FROM PENNZOIL COMPANY AND PRINCIPLES OF CONSOLIDATION --

  Spin-off from Pennzoil Company --

     On December 30, 1998, Pennzoil Company distributed (the "Spin-off") to its stockholders 47.8 million shares of common stock of its wholly owned subsidiary Pennzoil-Quaker State Company ("Pennzoil-Quaker State" or the "Company") representing all of the shares of the Company owned by Pennzoil Company. As a result of the distribution, Pennzoil Company, now renamed PennzEnergy Company ("PennzEnergy"), and Pennzoil-Quaker State are no longer affiliated entities.

  Principles of Consolidation --

     Pennzoil-Quaker State is engaged primarily in the manufacturing and marketing of lubricants, car care products, base oils and specialty industrial products and in the franchising, ownership and operation of fast lube centers. The accompanying consolidated financial statements include all majority-owned subsidiaries of the Company, including Jiffy Lube International, Inc. ("Jiffy Lube"), Pennzoil Sales Company, certain assets and liabilities of Pennzoil Company's captive insurance company (that is now a subsidiary of the Company) and certain assets and liabilities previously reported in Pennzoil Company's corporate segment. These financial statements reflect the historical costs and results of operations of Pennzoil-Quaker State. All significant intercompany accounts and transactions within Pennzoil-Quaker State have been eliminated. Pennzoil-Quaker State follows the equity method of accounting for investments in 20% to 50% owned entities.

(2) ACQUISITIONS --

  Acquisition of Quaker State --

     On December 30, 1998, the Company acquired Quaker State Corporation ("Quaker State") in a merger transaction, and Quaker State became a wholly owned subsidiary of the Company. As a result of the acquisition, stockholders of Quaker State received .8204 of a share of common stock of the Company in exchange for each share of Quaker State capital stock previously owned. The total purchase price, including acquisition-related costs and expenses, was $812.1 million.

     Pennzoil-Quaker State has accounted for the acquisition using the purchase method of accounting. The purchase price, which was calculated based on the market capitalization of Quaker State, was allocated to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. The excess of the aggregate purchase price over estimated fair value of the net assets acquired has been reflected as goodwill in the consolidated financial statements and is being amortized on a straight-line basis over 40 years. The purchase price was allocated as follows (in thousands):

Fair value of assets acquired...............................  $659,071
Goodwill and intangible assets..............................   943,398
Fair value of liabilities assumed...........................  (874,642)
                                                              --------
Net purchase price..........................................   727,827
Quaker State acquisition-related costs and expenses.........    80,557
Pennzoil-Quaker State acquisition-related costs and
  expenses..................................................     3,720
                                                              --------
Total purchase price........................................  $812,104
                                                              ========

     The consolidated financial statements reflect the preliminary allocation of purchase price. A final allocation of the purchase price will be made by the end of 1999. Pennzoil-Quaker State does not anticipate material changes in the allocation of the purchase price.

     Pennzoil-Quaker State recognized certain liabilities assumed in connection with the acquisition of Quaker State totaling $27.9 million and adjusted the purchase cost accordingly. The preliminary allocation of

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES the purchase price to liabilities assumed included (a) $16.6 million in severance costs for certain Quaker State employees, (b) $9.0 million in closing costs of Quaker State's Q Lube company-operated fast lube service centers and
(c) $2.3 million in relocation costs of certain Quaker State employees.

     Pennzoil-Quaker State also incurred $10.6 million in 1998 expenses related to the acquisition of Quaker State. These charges were the result of management's changes in strategic plans, restructurings and reorganizations related to the acquisition and were primarily due to the estimated costs of closing Jiffy Lube company-operated fast lube service centers and the resolution of certain conflicts between Jiffy Lube and Q Lube franchise-operated service centers.

     The Company expects to incur additional acquisition-related costs and expenses in future periods and will adjust the preliminary purchase price allocation or charge these amounts to income, as appropriate, depending on their nature. These future costs and expenses relate to additional facility closings, conflict resolution between franchise-operated service centers, employee severance, systems integration and conversion costs of Q Lube franchise-operated service centers. These costs and expenses are not accruable until a plan is formulated and approved and amounts are paid or certain obligations are contractually committed. The restructurings and reorganizations related to the Quaker State acquisition are expected to be completed by the end of 1999.

     Acquisition-related expenses incurred by Quaker State prior to the acquisition of $80.6 million were recognized in Quaker State's 1998 results of operations and are not included in Pennzoil-Quaker State's results of operations for 1998.

     The following unaudited pro forma information has been prepared as if the acquisition of Quaker State occurred on January 1, 1997 after including amortization of goodwill, brands and other intangible assets, interest expense and related income tax effects. The unaudited pro forma information does not reflect adjustments for any estimated general and administrative expense savings, operational efficiencies and one-time costs related to the acquisition of Quaker State. The unaudited pro forma information is not necessarily indicative of results that would have actually occurred had the acquisition of Quaker State been consummated on January 1, 1997 or future results of operations.

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                               (EXPRESSED IN THOUSANDS
                                                              EXCEPT PER SHARE AMOUNTS)
                                                                     (UNAUDITED)
Revenues....................................................  $3,021,565    $3,217,020
Net loss(1).................................................     (33,191)       (1,729)
Basic and diluted loss per share............................       (0.43)        (0.02)

---------------

(1) The 1998 net loss includes certain nonrecurring after-tax charges of $82.5 million ($124.5 million pretax) related to the acquisition of Quaker State, impairment of long-lived assets, restructuring and other matters.

  Acquisition of Assets of Snap Automotive Products --

     In November 1997, the Company acquired the marketing and distribution assets of Snap Automotive Products, Inc. for $41.0 million in cash. The acquisition was accounted for using the purchase method of accounting, and the results of operations of Snap subsequent to November 1997 have been included in Pennzoil-Quaker State's consolidated statement of operations.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

  Use of Estimates --

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Receivables --

     Current receivables include trade accounts and notes receivable and are net of allowances for doubtful accounts of $18.2 million and $7.7 million at the end of 1998 and 1997, respectively. Long-term receivables consist of notes receivable and are net of allowances for doubtful accounts of $0.9 million at the end of 1998 and 1997.

     At December 31, 1998 and 1997, current receivables included notes receivable of $16.6 million and $12.4 million, respectively. Other assets included long-term notes receivable of $53.2 million and $41.4 million at December 31, 1998 and 1997, respectively.

     The Company's net accounts receivable sold under its receivables sales facility totaled $115.0 million and $103.3 million as of December 31, 1998 and 1997, respectively. The Company entered into a new one-year receivables sales facility in February 1999 that provides for ongoing sales of up to $120.0 million of accounts receivable.

     The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivables up to $150.0 million. The agreement terminates on March 13, 2001 or on the date on which the aggregate purchase price reaches $150.0 million. The Company's notes receivable sold under the agreement totaled $97.3 million and $70.8 million as of December 31, 1998 and 1997, respectively.

  Inventories --

     A majority of inventories is reported at cost using the last-in, first-out ("LIFO") method, which is lower than market. Substantially all other inventories are reported at cost using the first-in, first-out method. Inventories valued on the LIFO method totaled $187.5 million and $146.4 million at December 31, 1998 and 1997, respectively. The current cost of LIFO inventories was approximately $187.5 million and $170.7 million at December 31, 1998 and 1997, respectively.

  Property, Plant and Equipment and Depreciation and Amortization --

     Property, plant and equipment additions are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line or accelerated methods over estimated useful lives. Pennzoil-Quaker State capitalizes the interest cost associated with major construction projects based on the effective interest rate on aggregate borrowings.

  Impairment of Long-Lived Assets --

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset carrying amount is less than such cash flow estimate, it is written down to its fair value. Estimates of expected future cash flows are to represent management's best estimate based on reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 121 is permanent and may not be restored. Due principally to the incurrence of operating losses at certain Jiffy Lube company-operated stores, an impairment totaling $29.6 million was recorded with respect to such stores during 1998. No long-lived asset impairments were required during 1997 or 1996.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

  Intangible Assets --

     Substantially all intangible assets relate to goodwill recognized in business combinations accounted for as purchases. Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 40 years. Amortization expense recorded in 1998, 1997 and 1996 was $14.1 million, $13.1 million and $10.6 million, respectively.

  Deferred Refinery Turnaround Costs --

     A turnaround is a periodically required standard procedure for maintenance of a refinery, which involves the shutdown and inspection of major processing units and generally occurs approximately every three years. The estimated costs of major maintenance, including turnarounds at refineries, are accrued. Accruals for turnarounds included in other current and long-term liabilities in the accompanying consolidated balance sheet were $15.2 million and $10.0 million at December 31, 1998 and 1997, respectively. Other expenditures for maintenance and repairs are charged to expense when incurred. Renewals and improvements are treated as additions to property, plant and equipment, and items replaced are treated as retirements.

  Environmental Expenditures --

     Environmental expenditures are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Reference is made to Note 12 for a discussion of amounts recorded for these liabilities.

  Cash Flow Information --

     For purposes of the consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The effect of changes in foreign exchange rates on cash balances has been immaterial. No cash was paid or received for income taxes in 1998, 1997 or 1996.

     Changes in operating assets and liabilities consist of the following:

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   --------
                                                                 (EXPRESSED IN THOUSANDS)
Receivables.................................................  $ (31,277)  $(30,432)  $118,567
Inventories.................................................    (21,077)   (34,121)   (13,115)
Other assets................................................    (21,855)   (30,011)     8,040
Payable to Pennzoil Company(1)..............................    (60,000)   153,535     56,131
Other current liabilities...................................    (43,824)    (1,751)   (20,918)
Other operating assets and liabilities......................    (43,572)   (21,993)   (36,756)
                                                              ---------   --------   --------
Decrease (increase) in operating assets and liabilities.....  $(221,605)  $ 35,227   $111,949
                                                              =========   ========   ========
Cash paid during the period for:
  Interest (net of amounts capitalized).....................  $  13,256   $  4,954   $  1,708

---------------

(1) Historically, changes in operating cash flows pertaining to intercompany balances were a function of the timing of intercompany settlements, level of investment activity and operating performance of the user of such funds.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

  Earnings Per Share --

     Pennzoil-Quaker State computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings per share are computed based on the weighted average shares of common stock outstanding, while diluted earnings per share also reflects the impact of potentially dilutive securities such as outstanding options. Computations for basic and diluted loss per share for the years ended 1998, 1997 and 1996 consist of the following:

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   --------
                                                              (EXPRESSED IN THOUSANDS EXCEPT
                                                                    PER SHARE AMOUNTS)
Net loss....................................................  $(45,867)   $  (589)   $(9,189)
Basic and diluted weighted average shares(1)................    48,009     47,847     47,847
Basic and diluted loss per share............................     (0.96)     (0.01)     (0.19)

---------------

(1) At December 31, 1998, options to purchase 3,409,474 shares of common stock and awards of 137,636 were outstanding, but were not included in the computation of diluted per share income because the impact of these options and awards was antidilutive.

  International Operations --

     Pennzoil-Quaker State's income (loss) before income tax includes losses of $0.3 million, $9.3 million and $8.9 million from international operations in 1998, 1997 and 1996, respectively.

  Foreign Currency Translation --

     For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, asset and liability accounts are translated at year-end exchange rates and revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are included as a separate component of shareholders' equity. Any gains or losses on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net income in the current period.

  Comprehensive Income --

     Effective January 1, 1998, Pennzoil-Quaker State adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income including unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments and the related tax effects. For the years ended December 31, 1998 and 1997, unrealized holding gains (losses) on marketable securities includes income tax (benefit) of $0.5 million and ($1.0) million, respectively. There were no unrealized holding gains or losses on investments in securities in 1996. There has been no recorded tax benefit associated with foreign currency translation losses through December 31, 1998.

  Recent Accounting Pronouncements --

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Under the new standard, companies are required to report information about operating segments in consolidated financial statements. Operating segments are determined based on the method by which management organizes its business for making operating decisions and assessing performance. Pennzoil-Quaker State, which has three reportable segments, adopted the provisions of SFAS No. 131 and has included segment financial information in Note 14.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

Internal Use." SOP No. 98-1 is effective for fiscal years beginning after December 15, 1998 and earlier adoption is permitted. The adoption of SOP No. 98-1 is not expected to have a material impact on Pennzoil-Quaker State's financial position or results of operations.

     In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities." The SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and earlier adoption is permitted. Pennzoil-Quaker State is currently evaluating the implementation of SOP No. 98-5.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and early adoption is permitted. The effect of adopting SFAS No. 133 has not been determined, but is not expected to have a material impact on Pennzoil-Quaker State's financial position or results of operations.

(4) TRANSACTIONS WITH PENNZOIL COMPANY --

  Purchases from Affiliate --

     Purchases from affiliate include purchases of crude oil from Pennzoil Company at market prices of $115.7 million, $336.4 million and $342.0 million in 1998, 1997 and 1996, respectively.

  Allocated General and Administrative Expenses and Other Items --

     PennzEnergy and Pennzoil-Quaker State have an arrangement to share certain services for a period of up to one year after the date of the Spin-off. Any or all of the services being provided may be discontinued with at least 30 days prior written notice of the discontinuation. Shared services include legal, environmental, human resources, finance, treasury, accounting, information technology, corporate communications, corporate secretary, executive and government relations. Fees are paid based upon actual costs of providing these services.

     Prior to the Spin-off, Pennzoil Company charged Pennzoil-Quaker State for all direct costs associated with its operations. In addition, certain indirect administrative costs incurred by Pennzoil Company that were not directly charged to Pennzoil-Quaker State were historically allocated through a monthly charge based on a formula that considered the relative total assets, sales and employees of its subsidiary companies. These charges totaled $76.0 million, $63.8 million and $42.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  Receivable from Affiliate --

     At December 31, 1998, receivables included amounts due from PennzEnergy of $11.8 million for borrowings by PennzEnergy after the Spin-off. The full amount was repaid in 1999.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

(5) SUMMARIZED FINANCIAL DATA --

  Quaker State Corporation --

     Summarized balance sheet and operations information for Quaker State as of December 31, 1998 and 1997 and for the three years in the period ended December 31, 1998 follow:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                  1998          1997
                                                              ------------   ----------
                                                              (EXPRESSED IN THOUSANDS)
Current assets..............................................   $  316,057     $317,748
Noncurrent assets...........................................    1,286,412      851,967
Current liabilities.........................................      236,513      212,370
Noncurrent liabilities......................................      638,129      625,444

                                                            YEAR ENDED DECEMBER 31
                                                     ------------------------------------
                                                        1998         1997         1996
                                                     ----------   ----------   ----------
                                                           (EXPRESSED IN THOUSANDS)
Revenues...........................................  $1,171,427   $1,203,860   $1,121,178
Operating income...................................      85,047       78,361       60,444
Income (loss) from continuing operations...........     (74,848)      (7,389)       9,651
Net income (loss)..................................     (74,848)      23,088       13,723

     At December 31, 1998, Quaker State had total debt of $472.7 million, consisting of $99.6 million of 6.625% Notes due 2005, $370.0 million of variable rate borrowings under a revolving credit facility and $3.1 million in various notes due in installments through 2005. On January 4, 1999, variable rate borrowings under the revolving credit facility were repaid by Pennzoil-Quaker State.

  Excel Paralubes --

     The Company and Conoco Inc. ("Conoco") are equal partners in Excel Paralubes, which operates a state-of-the-art base oil hydro-cracker located at Conoco's refinery in Lake Charles, Louisiana. The facility is capable of producing approximately 18,000 barrels per day of high-quality base oils, the base ingredient in finished lubricants. Conoco operates the plant with support positions staffed by both companies. Commercial production commenced at the facility in December 1996.

     Pennzoil-Quaker State's net investment in Excel Paralubes, carried as a credit balance of $51.8 million and $37.4 million at December 31, 1998 and 1997, respectively, is netted against other equity investments and included in other assets on the consolidated balance sheet. Pennzoil-Quaker State's 1998, 1997 and 1996 equity in Excel Paralubes' pretax income (loss) of $14.7 million, $(2.8) million and $(24.3) million, respectively, is included in other income on the consolidated statement of operations.

     Summarized balance sheet and operations information for Excel Paralubes (on a 100% basis) as of December 31, 1998 and 1997 and for the three years in the period ended December 31, 1998 follows:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1998         1997
                                                              ----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
Current assets..............................................   $ 53,273        56,446
Noncurrent assets...........................................    442,763       457,556
Current liabilities.........................................     80,912        81,617
Noncurrent liabilities......................................    518,765       507,164
Partners' deficit...........................................   (103,641)      (74,779)

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           1998       1997       1996
                                                         --------   --------   --------
                                                            (EXPRESSED IN THOUSANDS)
Revenues...............................................  $279,329   $264,388   $ 14,528
Operating earnings (loss)..............................    67,180     32,023    (35,769)
Net income (loss)......................................    29,488     (5,677)   (48,713)

     At December 31, 1998, Excel Paralubes had total debt of $559.2 million, consisting of $240.0 million of 7.125% senior bonds due 2011, $250.0 million of 7.43% senior bonds due 2015, and $69.2 million of variable rate borrowings under commercial paper facilities with banks. Borrowings under commercial paper facilities are due in 1999 and are classified as short-term. Recourse for the partners under the bonds is limited to the revenues and assets of Excel Paralubes. Certain restrictive covenants may limit the ability of Excel Paralubes to incur debt, make distributions to the partners, make investments or create liens. Conoco and Pennzoil-Quaker State maintain an agreement with Excel Paralubes to provide support to Excel Paralubes up to an aggregate amount of $60 million during the existence of a liquidity cash flow deficit.

(6) BENEFIT PLANS --

  Pensions and Other Postretirement Benefits --

     Substantially all Pennzoil-Quaker State employees are covered by non-contributory defined benefit pension plans which provide benefits based on the participants' years of service and compensation or stated amounts for each year of service. Contributions to the plans are made in accordance with the minimum funding provisions of ERISA where applicable, but not in excess of the maximum amount that can be deducted for federal income tax purposes.

     In addition, Pennzoil-Quaker State sponsors unfunded defined benefit postretirement plans that cover substantially all of its employees. The plans provide medical and life insurance benefits and are, depending on the type of plan, either contributory or non-contributory. The accounting for the health care plans anticipates future cost-sharing changes that are consistent with Pennzoil-Quaker State's expressed intent to increase, where possible, contributions from future retirees to a minimum of 30% of the total annual cost. Furthermore, future contributions for both current and future retirees have been limited, where possible, to 200% of the average 1992 benefit cost.

     Prior to the Spin-off, Pennzoil-Quaker State employees participated in Pennzoil Company's defined benefit pension and postretirement plans. On December 30, 1998, obligations under the Pennzoil Company plans relating to Pennzoil-Quaker State's employees and retirees were assumed by Pennzoil-Quaker State plans. Assets that were formerly held by Pennzoil Company's pension trusts will be divided between the trusts for Pennzoil Company and Pennzoil-Quaker State. The pension benefit obligation and plan assets transferred to Pennzoil-Quaker State from Pennzoil Company as of December 31, 1998 were $175.8 million and $225.6 million, respectively.

     Also on December 31, 1998, Pennzoil-Quaker State established postretirement benefit plans for its employees and retirees separate from Pennzoil Company. The accumulated postretirement benefit obligation transferred to Pennzoil-Quaker State from Pennzoil Company as of December 31, 1998 was $37.3 million.

     As a result of the acquisition of Quaker State, Pennzoil-Quaker State assumed the obligations and assets of the pension and postretirement benefit plans for Quaker State employees. The pension benefit obligation and plan assets assumed by Pennzoil-Quaker State as of December 31, 1998 are $157.8 million and $172.6 million, respectively. The accumulated postretirement benefit obligation assumed by Pennzoil-Quaker State from Quaker State as of December 31, 1998 was $86.9 million.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     The following table presents the Pennzoil-Quaker State plans' benefit obligations, plan assets, reconciliation of funded status, amounts recognized in the consolidated balance sheets, components of net periodic benefit cost, and the actuarial assumptions used in determining the recognized obligations:

                                                      PENSION BENEFITS        OTHER BENEFITS
                                                      AS OF DECEMBER 31     AS OF DECEMBER 31
                                                     -------------------   --------------------
                                                       1998       1997       1998        1997
                                                     --------   --------   ---------   --------
                                                              (EXPRESSED IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year..........  $159,060   $136,011   $  39,406   $ 41,935
     Service cost..................................     7,143      5,934         579        761
     Interest cost.................................    11,891     10,499       2,607      2,734
     Plan amendments...............................     2,342     11,701          --         --
     Acquisitions..................................   157,815         --      86,902         --
     Special termination benefits..................        --       (933)         --         --
     Benefits paid.................................    (7,377)    (5,980)     (3,266)    (2,769)
     Actuarial (gain) or loss......................     2,748      1,828      (2,073)    (3,255)
                                                     --------   --------   ---------   --------
  Benefit obligation at end of year................  $333,622   $159,060   $ 124,155   $ 39,406
                                                     ========   ========   =========   ========
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of year...  $186,169   $148,692   $      --   $     --
     Actual return on plan assets..................    46,274     44,220          --         --
     Acquisitions..................................   172,600         --          --         --
     Employer contributions........................       515        170       3,266      2,769
     Benefits paid.................................    (7,377)    (5,980)     (3,266)    (2,769)
     Settlement payments...........................        --       (933)         --         --
                                                     --------   --------   ---------   --------
  Fair value of plan assets at end of year.........  $398,181   $186,169   $      --   $     --
                                                     ========   ========   =========   ========
RECONCILIATION OF FUNDED STATUS:
     Over (under) funded status....................  $ 64,559   $ 27,109   $(124,155)  $(39,406)
     Unrecognized actuarial gain...................   (79,899)   (59,399)     (2,690)      (604)
     Unrecognized transition asset.................      (696)      (908)         --         --
     Unrecognized prior service cost...............    23,686     23,920          --         --
                                                     --------   --------   ---------   --------
  Net amount over (under) funded at year-end.......  $  7,650   $ (9,278)  $(126,845)  $(40,010)
                                                     ========   ========   =========   ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
  SHEET CONSIST OF:
     Prepaid benefit cost..........................  $ 38,420   $ 11,563   $      --   $     --
     Accrued benefit liability.....................   (34,060)   (24,233)   (126,845)   (40,010)
     Intangible asset..............................     3,131      3,370          --         --
     Accumulated other comprehensive income........       159         22          --         --
                                                     --------   --------   ---------   --------
  Net asset (liability) recognized at year-end.....  $  7,650   $ (9,278)  $(126,845)  $(40,010)
                                                     ========   ========   =========   ========
     Other comprehensive income attributable to
       change in additional minimum liability
       recognition.................................       137        (45)

     The benefit obligation for the defined benefit pension plans with benefit obligations in excess of plan assets was $15.9 million and $114.7 million, as of December 31, 1998 and December 31, 1997, respectively. The fair value of plan assets related to these underfunded plans was $105.8 million as of December 31, 1997. No plan assets related to the underfunded plans existed for the plans at December 31, 1998. A majority of the underfunded plans in 1997 became funded in 1998.

     The projected benefit obligation and accumulated benefit obligation for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $15.9 million and $13.6 million, respectively, as of December 31, 1998, and $8.2 million and $6.3 million, respectively, as of December 31, 1997. The fair value of plan assets was $0.3 million as of December 31, 1997. No plan assets related to the

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES underfunded plans existed for these plans at December 31, 1998. A majority of the underfunded plans in 1997 became funded in 1998.

     Net periodic benefit cost included the following components:

                                                  PENSION BENEFITS               OTHER BENEFITS
                                           ------------------------------   ------------------------
                                             1998       1997       1996      1998     1997     1996
                                           --------   --------   --------   ------   ------   ------
                                                           (EXPRESSED IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
     Service cost........................  $  7,142   $  5,934   $  5,888   $  579   $  760   $  848
     Interest cost.......................    11,891     10,499      9,439    2,607    2,734    2,975
     Expected return on plan assets......   (19,810)   (16,406)   (12,586)      --       --       --
     Amortization of prior service
       cost..............................     2,570      2,197      1,711       --       --       --
     Amortization of transition asset....      (212)      (212)      (212)      --       --       --
     Recognized actuarial gain...........    (3,252)    (2,682)      (407)      --       --       --
                                           --------   --------   --------   ------   ------   ------
  Net periodic benefit cost..............  $ (1,671)  $   (670)  $  3,833   $3,186   $3,494   $3,823
                                           ========   ========   ========   ======   ======   ======
Additional (gain) or loss recognized due
  to:
     Curtailment.........................        --         --       (903)
     Settlement..........................        --         --        465

Weighted-average assumptions were:

                                                   PENSION BENEFITS           OTHER BENEFITS
                                                   AS OF DECEMBER 31        AS OF DECEMBER 31
                                                -----------------------    --------------------
                                                1998     1997     1996     1998    1997    1996
                                                -----    -----    -----    ----    ----    ----
Discount rates................................   7.00%    7.25%    7.50%   7.00%   7.25%   7.50%
Expected long-term rate of return on plan
  assets......................................  10.50%   10.50%   10.50%     --      --      --
Rate of compensation increase.................   4.20%    4.60%    4.60%     --      --      --

     For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998; the rate was assumed to decrease gradually to 5% through the year 2002 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              ONE-PERCENTAGE    ONE-PERCENTAGE
                                                              POINT INCREASE    POINT DECREASE
                                                              --------------    --------------
                                                                  (EXPRESSED IN THOUSANDS)
Effect on total of service and interest cost components for
  1998......................................................     $   105           $  (112)
Effect on year-end 1998 postretirement benefit obligation...      11,031            (9,722)

  Contribution Plans --

     Prior to the Spin-off, employees of Pennzoil-Quaker State who had completed one year of service were also covered by a defined contribution plan of Pennzoil Company. Employee contributions of not less than 1% to not more than 6% of each covered employee's compensation were matched between 50% and 100% by Pennzoil Company. Pennzoil-Quaker State assumed responsibility for the defined contribution plans related to Pennzoil-Quaker State employees. Pennzoil-Quaker State was charged $6.2 million, $6.5 million and $6.3 million for such contributions in 1998, 1997 and 1996, respectively.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

(7) CAPITAL STOCK AND STOCK OPTIONS --

  Common Stock --

     Pennzoil-Quaker State's Restated Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock. At December 31, 1998, 77,619,765 shares were issued and outstanding.

  Preferred Stock --

     Pennzoil-Quaker State's Restated Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock. None of these shares were issued or outstanding at December 31, 1998. On December 14, 1998, the Board of Directors of Pennzoil-Quaker State declared a dividend of one right to purchase preferred stock ("Right") for each outstanding share of the Pennzoil-Quaker State common stock, to stockholders of record at the close of business on December 18, 1998. Each Right entitles the registered holder to purchase from Pennzoil-Quaker State a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $90 per share upon the occurrence of certain specified events.

  Stock Option Plans --

     In connection with the Spin-off on December 30, 1998, Pennzoil-Quaker State issued 3,397,474 stock options, on a one-for-one basis, to the holders of Pennzoil Company stock options outstanding on that date. The exercise prices were based upon the original exercise prices of the Pennzoil Company options allocated in proportion to the market value of common stock of Pennzoil-Quaker State relative to the market value of common stock of PennzEnergy immediately following the Spin-off. Also on December 30, 1998, Pennzoil-Quaker State issued 12,000 stock options to former holders of Quaker State stock options who elected not to redeem their options for cash in connection with the Quaker State acquisition. The exercise price was based on the original exercise prices of the Quaker State options adjusted for antidilution. Options issued on December 30, 1998 have a maximum term of ten years and are exercisable under the terms of the respective option agreements. At December 31, 1998, expiration dates for the outstanding options ranged from October 1999 to October 2008 and the average exercise price per share was $26.54. Payment of the exercise price may be made in cash or in shares of Pennzoil-Quaker State common stock previously owned by the optionee, valued at the then-current market value.

     Such awards are accounted for under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." APB Opinion No. 25 does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the Pennzoil-Quaker State's employee participation in the stock based plans. Prior to the Spin-off, Pennzoil-Quaker State employees participated in Pennzoil Company's stock-based compensation plans. The Company was charged $0.8 million, $1.2 million and $0.6 million in 1998, 1997 and 1996, respectively, for costs attributable to its employees' participation in those plans.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                               OPTIONS OUTSTANDING AND EXERCISABLE
                                                           -------------------------------------------
                                                              NUMBER OF
                                                               OPTIONS          WEIGHTED      WEIGHTED
                                                             OUTSTANDING         AVERAGE      AVERAGE
                                                           AND EXERCISABLE     CONTRACTUAL    EXERCISE
                RANGE OF EXERCISE PRICES                   AT DEC. 31, 1998   LIFE IN YEARS    PRICE
                ------------------------                   ----------------   -------------   --------
$ 5.63-$15.00............................................        12,000            8.4         $ 6.33
$15.01-$23.00............................................     1,002,546            6.8         $20.36
$23.01-$30.00............................................     1,290,478            6.4         $25.76
$30.01-$39.29............................................     1,104,450            6.7         $33.26
                                                              ---------
$ 5.63-$39.29............................................     3,409,474                        $26.54

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     On December 30, 1998, holders of 137,636 units of Pennzoil Company common stock granted to participating employees under Pennzoil Company's conditional stock award programs were granted, on a one-for-one basis, units of Pennzoil-Quaker State common stock. Awards under the programs are made in the form of units which entitle the recipient to receive, at the end of a specific period, subject to certain conditions of continued employment, a number of shares of Pennzoil-Quaker State common stock equal to the number of units granted. At December 31, 1998, units covering 137,636 shares of Pennzoil-Quaker State common stock were outstanding.

(8) INCOME TAXES --

  Accounting for Income Taxes --

     Pennzoil-Quaker State accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Prior to the Spin-off, Pennzoil-Quaker State was included in Pennzoil Company's consolidated income tax returns. Each subsidiary of Pennzoil Company with taxable income was charged an amount equal to its taxable income multiplied by the highest rate imposed on corporations, less allowable credits. If the subsidiary had a taxable loss, it received credit equal to its taxable loss multiplied by the highest rate imposed on corporations, plus allowable credits, for its pro rata share of the tax savings to the consolidated group. Each subsidiary accrued deferred income taxes on temporary differences between the book and tax basis of its assets and liabilities.

  Federal, State and Foreign --

     Federal, state and foreign income tax expense (benefit) consists of the following:

                                                           YEAR ENDED DECEMBER 31
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------   --------   --------
                                                          (EXPRESSED IN THOUSANDS)
Current
  United States......................................  $     --   $(30,044)  $(30,010)
  Foreign............................................       700        239        317
  State..............................................      (224)        20        (37)
Deferred
  United States......................................   (37,104)    32,470     27,863
  Foreign............................................        --       (442)      (874)
  State..............................................    (1,710)     4,002      1,638
                                                       --------   --------   --------
                                                       $(38,338)  $  6,245   $ (1,103)
                                                       ========   ========   ========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Pennzoil-Quaker State's net deferred tax liability (asset) is as follows:

                                                               YEAR ENDED DECEMBER 31
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
Deferred tax liability......................................   $ 194,457     $ 145,641
Deferred tax asset..........................................    (302,327)     (166,745)
Valuation allowance.........................................      23,843        22,283
                                                               ---------     ---------
          Net deferred tax liability (asset)................   $ (84,027)    $   1,179
                                                               =========     =========

     Temporary differences and carryforwards which gave rise to significant portions of deferred tax assets and liabilities are as follows:

                                                               YEAR ENDED DECEMBER 31
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
Inventory...................................................   $(10,310)     $     --
Product liability...........................................     (8,750)           --
Property, plant and equipment...............................    154,563       103,262
Investments in foreign subsidiaries.........................     (7,373)      (17,256)
Benefit related accruals....................................    (86,322)      (15,283)
Environmental cleanup.......................................    (11,088)       (4,874)
Alternative minimum tax credit carryforward.................    (35,229)      (32,595)
Net operating loss carryforwards............................    (52,530)      (29,973)
Other, net..................................................    (49,255)      (24,385)
Valuation allowance.........................................     22,267        22,283
                                                               --------      --------
          Net deferred tax liability (asset)................   $(84,027)     $  1,179
                                                               ========      ========

     The principal items accounting for the difference in income taxes on income computed at the federal statutory rate and income taxes as recorded are as follows:

                                                           YEAR ENDED DECEMBER 31
                                                        -----------------------------
                                                          1998      1997       1996
                                                        --------   -------   --------
                                                          (EXPRESSED IN THOUSANDS)
Income tax provision (benefit) at statutory rate......  $(29,472)  $ 1,980   $ (3,602)
Increases (reductions) resulting from:
  State income taxes, net.............................    (1,257)    2,592      1,000
  Taxes on foreign income less than statutory rate....       456      (149)      (532)
  Nondeductible goodwill..............................     1,040     1,173      1,173
  Spin-off from Pennzoil(1)...........................    (9,721)       --         --
  Other, net..........................................       616       649        858
                                                        --------   -------   --------
Income tax provision (benefit)........................  $(38,338)  $ 6,245   $ (1,103)
                                                        ========   =======   ========

---------------

(1) Pennzoil-Quaker State's income tax expense was decreased by approximately $9.7 million due to the Spin-off from Pennzoil Company. This decrease was primarily caused by (1) reallocation of net operating losses between Pennzoil-Quaker State and Pennzoil Company pursuant to Internal Revenue Service regulations ($4.2 million) and (2) reallocation of income and expense pursuant to a tax separation agreement ($5.5 million).

     In connection with the Spin-off, Pennzoil-Quaker State entered into a tax separation agreement with PennzEnergy which provides, among other things, that
(1) Pennzoil-Quaker State will be responsible for and

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES indemnify PennzEnergy against all taxes that are attributable to certain inventory adjustments, (2) PennzEnergy will be responsible for and indemnify Pennzoil-Quaker State against any other consolidated federal or state income tax liability for periods ended on or before the date of the Spin-off, (3) any other taxes will be borne by the party on whom such taxes are imposed by law and (4) Pennzoil-Quaker State will make a payment to PennzEnergy equal to the greater of
(a) 38% of the aggregate regular taxable income or (b) 24% of the alternative minimum taxable income for the year ended December 31, 1998. The agreement also establishes procedures for the conduct and settlement of certain tax audits and related proceedings. Pennzoil-Quaker State and Quaker State will file separate tax returns for the 1998 tax year. Pennzoil-Quaker State will file a consolidated tax return beginning in 1999.

     As of December 31, 1998, Pennzoil-Quaker State had a United States net operating loss carryforward of approximately $60.2 million, which is available to reduce future federal income taxes payable. Additionally, for the purposes of determining alternative minimum tax, an approximate $46.6 million net operating loss is available to offset future alternative minimum taxable income. If not used, these carryovers will expire in 2018. In addition, Pennzoil-Quaker State has a separate return limitation loss of $4.5 million and an approximate $3.1 million net operating loss which is available to offset alternative minimum taxable income. Utilization of these regular and alternative minimum tax net operating losses, to the extent generated in separate return years, is limited based on the separate taxable income of the subsidiary, or its successor, generating the loss. If not used, these carryovers will expire in the years 2000 to 2006. In addition, Pennzoil-Quaker State has approximately $35.2 million of alternative minimum tax credits indefinitely available to reduce regular tax liability to the extent it exceeds the related alternative minimum tax otherwise due. All net operating loss and credit carryover amounts are subject to examination by the tax authorities.

     Pennzoil-Quaker State also had state net operating loss carryforwards, the tax effect of which was approximately $31.5 million as of December 31, 1998. A valuation allowance of approximately $22.1 million has been established to offset the portion of this deferred tax asset related to state tax loss carryforwards expected to expire before their utilization.

(9) DEBT --

     Debt outstanding was as follows:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                  1998          1997
                                                              ------------   ----------
                                                              (EXPRESSED IN THOUSANDS)
Amounts due Pennzoil Company under revolving credit
  arrangements..............................................   $       --     $566,168
6.625% Notes due 2005, net of discount......................       99,578           --
Pollution control bonds, net of discount....................       50,544       33,050
International debt facilities...............................       11,033       12,466
Other debt..................................................        7,773        6,645
Quaker State variable-rate revolving credit agreements......      370,000           --
Commercial paper............................................      488,409           --
                                                               ----------     --------
          Total debt........................................    1,027,337      618,329
Less amounts classified as current maturities...............       (1,283)    (232,359)
                                                               ----------     --------
          Total long-term debt..............................   $1,026,054     $385,970
                                                               ==========     ========

     The Company's primary revolving credit facility with a group of banks provides for up to $1.0 billion of committed unsecured revolving credit borrowings through November 16, 1999, with any outstanding borrowings on such date being converted into a term credit facility terminating on November 16, 2000. There were no borrowings outstanding under this revolving credit facility at December 31, 1998. The Company had borrowings under a Quaker State revolving credit agreement of $370.0 million at December 31, 1998. In

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

January 1999, the Company repaid these borrowings with borrowings under its commercial paper facility and terminated the Quaker State revolving credit facility. The average interest rate applicable to the outstanding Quaker State revolving credit borrowings was 5.8% during 1998.

     The Company currently limits aggregate borrowings under its commercial paper programs to $1.0 billion. Borrowings under commercial paper facilities totaled $488.4 million at December 31, 1998. The average interest rate applicable to outstanding commercial paper was 6.0% at year-end 1998.

     The Company had one short-term variable-rate credit arrangement with a bank at year-end 1998 and intends to enter into several more. The Company currently limits its aggregate borrowings under these types of credit arrangements to $300.0 million. There were no outstanding borrowings at December 31, 1998. None of the banks under these credit arrangements has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

     Prior to Spin-off, the Company had revolving credit arrangements with Pennzoil Company that provided for borrowings of up to $590.0 million through December 31, 1998 and $340.0 million through December 31, 2004. Amounts borrowed under the credit arrangements bore interest at variable and fixed rates.

     In December 1998, in connection with its separation from Pennzoil Company, the Company repaid $430.0 million in intercompany indebtedness and certain accounts payable to Pennzoil Company. Intercompany indebtedness of $412.4 million to Pennzoil Company was not repaid and was treated as a capital contribution to the Company in connection with the separation. This amount was reclassified from payable to affiliate to shareholders' equity. At December 31, 1997, there was $230.0 million outstanding classified as payable to affiliate and $336.2 million outstanding classified as long-term debt payable to affiliate. Interest associated with the affiliated debt was $56.4 million for the years ended December 31, 1998 and 1997 and $53.0 million for the year ended December 31, 1996. The average interest rates applicable to amounts outstanding under these credit arrangements during 1998 was 9.8%.

     In December 1997, Pennzoil Company made a capital contribution of $28.6 million to the Company. This amount was reclassified from payable to affiliate to shareholders' equity.

     The Company has a total of $50.5 million, net of discount, in pollution control bonds issued by three authorities. Issuances by the Industrial Development Board of the Parish of Caddo, Inc. include $24.6 million issued December 23, 1996, $8.5 million issued December 19, 1997 and $11.8 million net of discount, issued December 22, 1998. The three issuances are scheduled for retirement on December 1, 2026, December 1, 2027 and December 1, 2028, respectively. Proceeds from the bonds were used to help fund an upgrade to the Company's Shreveport refinery. The interest rates for the bonds issued in 1996 and 1997 are currently reset weekly and interest is paid monthly. The interest rate is fixed at 5.6% for the bonds issued in 1998 and interest is paid semi-annually. Both the Venango Industrial Development Authority pollution control bonds of $3.4 million and the Butler County Industrial Development Authority pollution control bonds of $2.3 million were issued on December 21, 1982 and are scheduled for retirement on December 1, 2012. The interest rate on both bond issuances is currently reset weekly and interest is paid monthly. Proceeds from the issuances were used to help fund pollution control facilities related to the Company's refinery and specialty processing facilities in Pennsylvania, respectively.

     As part of the Quaker State acquisition, Pennzoil-Quaker State assumed $100.0 million of 6.625% notes due 2005 and other debt of $3.1 million due in various installments through 2005.

     The Company's long-term credit facility with a Canadian bank provides for borrowings of up to C$27.0 million through October 25, 1999. Outstanding borrowings under the credit facility totaled US$9.6 million and US$12.2 million at December 31, 1998 and 1997, respectively. The average interest rate applicable to amounts outstanding under the credit facility were 5.0% and 3.4% during 1998 and 1997, respectively.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     As of December 31, 1998, borrowings under Pennzoil-Quaker State's commercial paper programs and the Company's Canadian credit facility totaling $498.0 have been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such short-term facilities and the Company's intent to maintain such commitments in excess of one year.

     At December 31, 1998, aggregated maturities of long-term debt for the years ending December 31, 1999 through 2003 were $1.3 million, $869.0 million, $0.8 million, $0.7 million and $0.5 million, respectively.

(10) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK --

  Financial Instruments With Off-Balance-Sheet Risk --

     Pennzoil-Quaker State is a party to various financial instruments with off-balance-sheet risk as part of its normal course of business, including financial guarantees and contractual commitments to extend financial guarantees, credit and other assistance to customers, franchisees and other third parties. These financial instruments involve, to varying degrees, elements of credit risk which are not recognized in Pennzoil-Quaker State's consolidated balance sheet.

     Other financial guarantees include debt and lease obligation guarantees with expiration dates of up to 15 years issued to third parties to guarantee the performance of customers and franchisees in the fast lube industry. Commitments to extend credit are also provided to fast lube industry participants to finance equipment purchases, working capital needs and, in some cases, the acquisition of land and construction of improvements.

     Contractual commitments to extend credit and other assistance are in effect as long as certain conditions established in the respective contracts are met. Contractual commitments to extend financial guarantees are conditioned on the occurrence of specified events.

     Following are the amounts related to Pennzoil-Quaker State's financial guarantees and contractual commitments to extend financial guarantees, credit and other assistance as of December 31, 1998 and 1997.

                                                                 CONTRACT OR
                                                              NOTIONAL AMOUNTS
                                                                 DECEMBER 31
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                                (EXPRESSED IN
                                                                 THOUSANDS)
Financial guarantees relating to Excel Paralubes............  $17,710   $16,790
Other financial guarantees..................................   20,892    27,902
Commitments to extend financial guarantees:
  Guarantees of letters of credit...........................   21,537    28,535
  Other guarantees..........................................    8,930     9,557
                                                              -------   -------
          Total.............................................  $69,069   $82,784
                                                              =======   =======

     Pennzoil-Quaker State's exposure to credit losses in the event of nonperformance by the other parties to these financial instruments is represented by the contractual or notional amounts. Decisions to extend financial guarantees and commitments and the amount of remuneration and collateral required are based on management's credit evaluation of the counterparties on a case-by-case basis. The collateral held varies but may include accounts receivable, inventory, equipment, real property, securities and personal assets. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

  Use of Derivatives --

     In order to lock in future interest rates covering pending debenture issuances of $100 million, Pennzoil-Quaker State entered into four interest rate locks, based upon the 30-year Treasury rate. To accomplish its hedged position, Pennzoil-Quaker State entered into forward rate agreements in which it will pay or receive the difference between (1) the 30-year Treasury rate at the time the forward was entered into and (2) the 30-year Treasury rate at the time of maturity. Under current accounting standards, these transactions qualify as a hedge of an anticipated transaction. Any gains or losses from the interest rate hedges are deferred during the interim period with the offset to a payable or receivable. Upon maturity of the hedge contracts, any gain or loss will be treated as an adjustment to the issue price of the debt instrument, effectively creating a premium or discount that is amortized over the life of the borrowings. The estimated value of the amount payable by Pennzoil-Quaker State under its open interest rate hedge was $8.3 million at December 31, 1998, which has been recorded as a deferred charge in other assets.

  Concentrations of Credit Risk --

     Pennzoil-Quaker State extends credit to various companies in the lubricants and consumer products, base oil and specialty products and fast lube operations segments in the normal course of business. Within these industries, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact Pennzoil-Quaker State's overall credit risk. However, management believes that Pennzoil-Quaker State's receivables are well diversified, thereby reducing potential credit risk to Pennzoil-Quaker State, and that allowances for doubtful accounts are adequate to absorb estimated losses as of December 31, 1998. Pennzoil-Quaker State's policies concerning collateral requirements and the types of collateral obtained for on-balance-sheet financial instruments are the same as those described above under "Financial Instruments With Off-Balance-Sheet Risk."

     As of December 31, 1998, receivables related to group concentration in the lubricants and consumer products, base oil and specialty products and fast lube operations segments were $274.0 million, $37.4 million and $40.1 million, respectively, compared with $143.9 million, $16.1 million and $31.5 million, respectively, at December 31, 1997.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS --

  Balance Sheet Financial Instruments --

     The carrying amounts of Pennzoil-Quaker State's short-term financial instruments, including cash equivalents, other investments, trade accounts receivable, trade accounts payable and notes payable, approximate their fair values based on the short maturities of those instruments.

     The following table summarizes the carrying amounts and estimated fair values of Pennzoil-Quaker State's other balance sheet financial instruments.

                                                     DECEMBER 31, 1998        DECEMBER 31, 1997
                                                  -----------------------   ---------------------
                                                   CARRYING    ESTIMATED    CARRYING   ESTIMATED
                                                    AMOUNT     FAIR VALUE    AMOUNT    FAIR VALUE
                                                  ----------   ----------   --------   ----------
                                                             (EXPRESSED IN THOUSANDS)
Notes receivable................................  $   69,848   $   70,212   $ 52,610    $ 51,314
Debt............................................   1,027,337    1,000,970     52,161      52,332
Amounts due to affiliate under revolving credit
  agreements....................................          --           --    566,168     644,884

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument included above:

          Notes Receivable. The estimated fair value of notes receivable is based on discounting future cash flows using estimated year-end interest rates at which similar loans have been made to borrowers with similar credit ratings for the same remaining maturities.

          Debt. The estimated fair value of long-term debt is based on quoted market prices or, where such prices are not available, on estimated year-end interest rates of debt with the same remaining average maturities and credit quality.

  Off-Balance-Sheet Financial Instruments --

     The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees was $13.2 million and $16.7 million as of December 31, 1998 and 1997, respectively. The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees is based on the estimated cost to Pennzoil-Quaker State to obtain third party letters of credit to relieve Pennzoil-Quaker State of its obligations under such guarantees or, in the case of certain lease guarantees related to Jiffy Lube franchisees, the present value of expected future cash flows using a discount rate commensurate with the risks involved.

(12) COMMITMENTS AND CONTINGENCIES --

  Environmental Matters --

     The operations of the Company in the United States are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment and human health and safety.

     The Company is subject to a variety of state and federal Clean Air Act rules requiring air emission reductions from its operating units and fuels. Currently, the U.S. Environmental Protection Agency ("EPA"), the Ozone Transport Assessment Group ("OTAG"), Ozone Transport Region ("OTR") and several states are examining new standards and/or controls which could impose significant costs on the Company. The EPA has recently adopted new, more stringent national ambient air quality standards for ozone and particulate matter. Under the new standards, many more areas of the country will be considered high pollution areas and will be subject to additional regulatory controls, including possible fuel specification requirements. Control measures to implement these new standards will be adopted over the next five to seven years. Similarly, the multi-state OTAG and OTR groups are developing lists of suggested controls to limit interstate ozone transport. The EPA has issued a proposal to require states to begin adopting many of these suggested controls over the next few years.

     The precise effect of these actions on the Company and other industrial companies is uncertain because most of the requirements will be implemented through EPA regulations to be issued over a period of years. For example, fuels produced at one or both of the Company's refineries will likely be required to be reformulated to a composition significantly different from the fuels currently produced which would involve the installation of additional refining equipment. However, current estimates indicate that expenditures associated with the installation of such equipment would not have a material effect on the Company's results of operations.

     Pennzoil-Quaker State is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Pennzoil-Quaker State has not used discounting in determining its accrued liabilities for environmental remediation, and no claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Pennzoil-Quaker State's combined financial statements. Pennzoil-Quaker State adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates must be adjusted to reflect new information.

     The Company's assessment of the potential impact of these environmental laws is subject to uncertainty due to the difficult process of estimating remediation costs that are subject to ongoing and evolving change. Initial estimates of remediation costs reflect a broad-based analysis of site conditions and potential environmental and human health impacts derived from preliminary site investigations (including soil and water analysis, migration pathways and potential risk). Later changes in these initial estimates may be based on additional site investigations, completion of feasibility studies (comparing and selecting from among various remediation methods and technologies) and risk assessments (determining the degree of current and future risk to the environment and human health, based on current scientific and regulatory criteria) and the actual implementation of the remediation plan. This process occurs over relatively long periods of time and is influenced by regulatory and community approval processes and is subject to the ongoing development of remediation technologies. The Company's assessment analysis takes into account the condition of each site at the time of estimation, the degree of uncertainty surrounding the estimates for each phase of remediation and other site-specific factors.

     Certain of Pennzoil-Quaker State's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. In addition, certain of Pennzoil-Quaker State's subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. As of December 31, 1998 and 1997, Pennzoil-Quaker State's consolidated balance sheet included accrued liabilities for environmental remediation of $27.2 million and $11.6 million, respectively. Of these reserves, $4.2 million and $2.4 million are reflected on the consolidated balance sheet as current liabilities as of December 31, 1998 and 1997, respectively, and $23.0 million and $9.2 million are reflected as other liabilities as of December 31, 1998 and 1997, respectively. Pennzoil-Quaker State does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Pennzoil-Quaker State subsidiaries are PRPs, Pennzoil-Quaker State's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Pennzoil-Quaker State's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Pennzoil-Quaker State's monetary exposure is not expected to be material beyond the amounts reserved.

     From January 1995 through December 1998, capital outlays of approximately $14.1 million have been made by the Company with respect to environmental protection. Capital expenditures for environmental control facilities are currently expected to be approximately $0.6 million in 1999.

  Louisiana Federal Court Employment Action --

     In September 1997, a lawsuit styled Kenneth Epperson, et al. vs. Pennzoil Co., et al., was filed in the United States District Court for the Western District of Louisiana, Shreveport Division. The amended complaint filed by nine named plaintiffs alleges discriminatory employment policies and practices against African-American and other minority employees and seeks attorney's fees and costs, various forms of injunctive and equitable relief, $50.0 million in damages for back pay, front pay, and emotional distress, and a

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES minimum of three times that amount in punitive damages. The Company vigorously denies these allegations and will oppose plaintiffs' efforts to have the case certified as a class action by the court.

  Dura Lube --

     In July 1997, Dura Lube Corporation and certain of its affiliated companies filed suit in the United States District Court for the District of Delaware. The complaint names Quaker State and its subsidiary, Slick 50, Inc., as defendants and asserts claims under the Sherman Act and the Clayton Act, for tortious interference with business relations and for civil conspiracy. Plaintiffs allege that the defendants attempted and conspired to monopolize the market for engine treatment by, among other things, entering into exclusive dealing arrangements with major automotive parts retailers around the country. Plaintiffs seek treble damages, punitive damages, attorneys' fees and costs as well as injunctive relief. The Company is contesting this action vigorously.

  Blue Coral --

     In May 1997, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class of persons who purchased wax, polish or protectant products sold by a number of defendants. The action names as defendants a number of car wax manufacturers including the Blue Coral, Inc., a subsidiary of the Company and certain of its present and former officers. The complaint alleges that the defendants falsely advertised and marketed such products and seeks treble damages, attorneys' fees and costs for the class for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act and compensatory damages for alleged violations of the Ohio Consumer Sales Practices Act as well as for breach of express warranty. On January 5, 1999, the court certified a nationwide class consisting of all persons who purchased products marketed, produced or distributed as "car wax" by the defendants. While no class period has been specified by the court, the plaintiffs are seeking a class period dating back four years prior to the filing of the action. On February 2, 1999, the plaintiffs proposed a joint settlement fund equal to ten percent of each defendant's 1997 gross revenue from the products. The Company is contesting this action vigorously.

  Oil Changer --

     In July 1998, Oil Changer, Inc. ("Oil Changer") and several corporations affiliated with Oil Changer filed a suit in the Superior Court of the State of California, Alameda County, against Quaker State, certain former executives of Quaker State and other individuals. The complaint alleges that Quaker State and Oil Changer were "strategic partners" in an alleged partnership to develop quick lubrication centers in Northern California. Oil Changer alleges that Quaker State breached the alleged agreement by developing quick lubrication centers with another entity. The complaint asserts claims for fraud, breach of fiduciary duty and usurpation of partnership opportunity, partnership accounting, breach of contract, conspiracy and violation of Section 17200 of the California Business Professions Code. Plaintiffs seek compensatory damages of $50 million, punitive damages, restitution, attorneys' fees and costs as well as injunctive relief.

     In addition, in July 1998, Oil Changer and several corporations affiliated with Oil Changer filed a complaint in the United States District Court for the Northern District of California against the Company and Pennzoil Company. The complaint asserts claims under Sections 1 and 2 of the Sherman Act, Section 7 of the Clayton Act and Sections 16720 and 17200 of the California Business Professions Code, alleging that the merger of the Company and Pennzoil Company's downstream business will substantially lessen competition in, or result in monopolization of, the markets for motor oil and quick lubrication services in certain areas of California. Plaintiffs sought compensatory and treble damages, restitution, attorneys' fees and costs as well as injunctive relief enjoining the proposed acquisition of Quaker State by the Company. On September 4, 1998, the Company filed a motion to dismiss this complaint, which was granted in part resulting in a dismissal of the claims under the California Business Professions Code and certain Sherman Act and Clayton Act claims. On

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

October 8, 1998, Plaintiffs filed a notice of motion for a preliminary injunction to enjoin the proposed merger, which was denied on December 7, 1998. Plaintiffs are appealing the denial of the injunction. The Company is contesting these actions vigorously.

  Texas Federal Court Employment Action Settled --

     The parties have reached a settlement in the lawsuit styled Donna Alexander, et al. v. Pennzoil Company, et. al., pending in the United States District Court for the Southern District of Texas, Houston Division. The suit was filed by eleven named plaintiffs and alleged wrongful and illegal discrimination by Pennzoil Company and subsidiaries against African-American employees. The settlement was approved by the court on March 8, 1999.

  Voluntary Withdrawal and Reformulation of Fix-A-Flat(R)

     In February 1999, the Company announced a voluntary withdrawal and reformulation of its Fix-A-Flat(R) tire inflator products. The Company's action was in response to reported uses of the product in a manner inconsistent with safe automotive tire repair procedures and contrary to explicit warnings on Fix-A-Flat(R) product labels. In rare instances, an explosion may occur if a tire repaired with the Fix-A-Flat(R) tire inflator product is subjected to extreme heat by welding on, or applying a flame to, the wheel rim with the tire still on the rim. Reformulated Fix-A-Flat(R) products are being distributed by the Company. Accrued 1998 charges associated with the product withdrawal and reformulation totaled $25.0 million. The Company is currently a defendant in one lawsuit alleging injuries as a result of Fix-A-Flat(R) products. After consideration of its accrued reserve, the Company believes that this matter will not have a material adverse effect on the Company's financial condition or results of operations.

  Other --

     Pennzoil-Quaker State and its subsidiaries are involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of all claims, lawsuits and other proceedings and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on Pennzoil-Quaker State's financial condition or results of operations.

(13) LEASES --

  As Lessee --

     Pennzoil-Quaker State leases various assets and office space with lease periods of one to 20 years. Additionally, Pennzoil-Quaker State leases sites and equipment which are subleased to franchisees or used in the operation of automotive fast lubrication and fluid maintenance service centers operated by Pennzoil-Quaker State. The typical lease period for the service centers is 20 years with escalation clauses generally increasing the lease payments by 9% every third year, with some leases containing renewal options generally for periods of five years. These leases, excluding leases for land that are classified as operating leases, are accounted for as capital leases and are capitalized using interest rates appropriate at the inception of each lease.

     Certain operating and capital lease payments are contingent upon such factors as the consumer price index or the prime interest rate with any future changes reflected in income as accruable. The effects of these changes are not considered material.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Total operating lease rental expenses for Pennzoil-Quaker State were $61.9 million, $55.1 million and $55.2 million for 1998, 1997 and 1996, respectively. Interest expense related to Pennzoil-Quaker State's capital lease obligations was $8.3 million during 1998 and $8.6 million in 1997 and 1996.

     Future minimum commitments under noncancellable leasing arrangements as of December 31, 1998 are as follows:

                                                                  AMOUNTS PAYABLE
                                                                     AS LESSEE
                                                              ------------------------
                                                               CAPITAL      OPERATING
                                                               LEASES         LEASES
                                                              ---------     ----------
                                                              (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
1999........................................................  $ 13,232       $ 81,209
2000........................................................    13,441         72,713
2001........................................................    13,517         63,056
2002........................................................    13,450         56,048
2003........................................................    13,451         51,277
Thereafter..................................................    65,529        302,029
                                                              --------       --------
Net minimum future lease payments...........................  $132,620       $626,332
                                                                             ========
Less interest...............................................    55,193
                                                              --------
Present value of net minimum lease payments at December 31,
  1998......................................................  $ 77,427
                                                              ========

     Assets recorded under capital lease obligations of $74.5 million and $12.9 million at December 31, 1998 are classified as property, plant and equipment and other assets, respectively, in the accompanying consolidated balance sheet. Assets recorded under capital lease obligations of $58.2 million and $13.3 million at December 31, 1997 are classified as property, plant and equipment and other assets, respectively, in the accompanying consolidated balance sheet.

  As Lessor --

     Pennzoil-Quaker State owns or leases numerous service center sites which are leased or subleased to franchisees. Buildings owned or leased that meet the criteria for direct financing leases are carried at the gross investment in the lease less unearned income. Unearned income is recognized in such a manner as to produce a constant periodic rate of return on the net investment in the direct financing lease. Any buildings leased or subleased that do not meet the criteria for a direct financing lease and any land leased or subleased are accounted for as operating leases. The typical lease period is 20 years and some leases contain renewal options. The franchisee is responsible for the payment of property taxes, insurance and maintenance costs related to the leased property. The net investment in direct financing leases is classified as other assets in the accompanying consolidated balance sheet.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 1998 are as follows:

                                                                 AMOUNTS RECEIVABLE
                                                                      AS LESSOR
                                                              -------------------------
                                                                DIRECT
                                                              FINANCING      OPERATING
                                                                LEASES         LEASES
                                                              ----------     ----------
                                                              (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
1999........................................................   $ 4,694        $ 18,624
2000........................................................     4,762          17,539
2001........................................................     4,794          16,264
2002........................................................     4,817          15,267
2003........................................................     4,786          14,136
Thereafter..................................................    24,740         121,671
                                                               -------        --------
Net minimum future lease payments...........................   $48,593        $203,501
                                                                              ========
Less unearned income........................................    20,811
                                                               -------
Net investment in direct financing leases at December 31,
  1998......................................................   $27,782
                                                               =======

(14) SEGMENT FINANCIAL INFORMATION --

     Information with respect to revenues, operating income and other data by operating segment is presented in Item 1. Business and Item 2. Properties of this Annual Report on Form 10-K. The tabular presentation below sets forth certain financial information regarding Pennzoil-Quaker State's net sales by classes of similar products and services and net sales and identifiable assets by geographic area for the years ended December 31, 1998, 1997, and 1996.

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1997         1996
                                                           ----------   ----------   ----------
                                                                 (EXPRESSED IN THOUSANDS)
          NET SALES BY CLASSES OF SIMILAR PRODUCTS OR
            SERVICES:
Lubricants...............................................  $  818,166   $  840,383   $  833,598
Consumer Products........................................      56,310       31,284       26,589
Base Oils................................................     263,421      258,061      420,931
Specialty Products(1)....................................      65,336      210,602      191,933
Fast Lube Operations.....................................     322,704      316,068      290,219
All Other Products.......................................     474,866      542,888      481,440
Intersegment Sales(2)....................................    (199,127)    (217,138)    (283,394)
                                                           ----------   ----------   ----------
          Total..........................................  $1,801,676   $1,982,148   $1,961,316
                                                           ==========   ==========   ==========

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1997         1996
                                                           ----------   ----------   ----------
                                                                 (EXPRESSED IN THOUSANDS)
          GEOGRAPHIC AREAS:
Net Sales
  Domestic...............................................  $1,695,453   $1,875,264   $1,853,073
  Foreign................................................     106,223      106,884      108,243
Identifiable Assets
  Domestic...............................................  $2,948,320   $1,422,777   $1,237,727
  Foreign................................................     196,674      136,846      132,772

---------------

(1) In October 1997, the Company contributed most of its specialty industrial products business to Penreco, a partnership with Conoco. The partnership is accounted for under the equity method with the Company's share of net earnings being reported as a component of other income.

(2) Intersegment sales are priced at market. The majority of intersegment sales are from the base oil and specialty products segment to the lubricants and consumer products segments.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                SUPPLEMENTAL FINANCIAL INFORMATION -- UNAUDITED

QUARTERLY RESULTS --

                                                                                          BASIC AND
                                                                              NET          DILUTED
                                                           OPERATING         INCOME    EARNINGS (LOSS)
                                           REVENUES     INCOME (LOSS)(1)     (LOSS)       PER SHARE
                                          ----------    ----------------    --------   ---------------
                                               (EXPRESSED IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1997
First Quarter...........................  $  502,707        $ 20,811        $    336       $  0.01
Second Quarter..........................     526,608          31,308           1,315          0.03
Third Quarter...........................     515,656          39,333           5,199          0.11
Fourth Quarter..........................     468,189          30,794          (7,439)        (0.16)
                                          ----------        --------        --------       -------
                                          $2,013,160        $122,246        $   (589)      $ (0.01)
                                          ==========        ========        ========       =======
1998
First Quarter...........................  $  443,442        $ 28,748        $    599       $  0.01
Second Quarter..........................     498,969          38,460           6,050          0.13
Third Quarter...........................     474,852          31,843             636          0.01
Fourth Quarter..........................     432,875         (68,891)        (53,152)        (1.11)
                                          ----------        --------        --------       -------
                                          $1,850,138        $ 30,160        $(45,867)      $ (0.96)
                                          ==========        ========        ========       =======

---------------

(1) Operating income is defined as net revenues less costs and operating expenses.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           *3.2          -- Restated Certificate of Incorporation of the Company
                            (filed as exhibit 4.2 to the Current Report on Form 8-K
                            of the Company filed on December 29, 1998 (File No.
                            001-14501) and incorporated herein by reference).
           *3.4          -- By-Laws of the Company (filed as Exhibit 4.2 to the
                            Registration Statement on Form S-8 of the Company
                            (Registration No. 333-72835) and incorporated herein by
                            reference).
           *3.5          -- Form of Common Stock Certificate of the Company (filed as
                            Exhibit 3.5 to the Registration Statement on Form S-4 of
                            the Company (Registration No. 333-61541) and incorporated
                            herein by reference).
           *3.6          -- Rights Agreement dated as of December 18, 1998 between
                            the Company and The Chase Manhattan Bank (filed as
                            Exhibit 1 to the Current Report on Form 8-K of the
                            Company filed on December 18, 1998 (File No. 001-14501)
                            and incorporated herein by reference).
           10.1          -- Credit Agreement dated as of November 17, 1998 among
                            Pennzoil Products Company and the lenders named therein
         +*10.2          -- Pennzoil-Quaker State Company 1998 Incentive Plan (filed as Exhibit 4.3 to the Registration Statement of the
                            Company on Form S-8 (Registration No. 333-69837) and
                            incorporated herein by reference).
         +*10.3          -- Form of Indemnification Agreement between Pennzoil-Quaker
                            State Company and directors and executive officers of the
                            Company (filed as Exhibit 10.7 to the Registration
                            Statement of the Company on Form S-4 (Registration No.
                            333-61541) and incorporated herein by reference).
          +10.4          -- Pennzoil-Quaker State Company Deferred Compensation Plan
          +10.5          -- Pennzoil-Quaker State Company Medical Expenses
                            Reimbursement Plan
          +10.6          -- Pennzoil-Quaker State Company Supplemental Disability
                            Plan
          +10.7          -- Pennzoil-Quaker State Company Salary Continuation Plan
          +10.8          -- Pennzoil-Quaker State Company Supplemental Life Insurance
                            Plan
          +10.9          -- Pennzoil-Quaker State Company Executive Severance Plan
          +10.10         -- Form of Pennzoil-Quaker State Company Supplemental
                            Medical and Retirement Benefits Agreement
          +10.11         -- Employment Agreement between the Company and James J.
                            Postl
           12.1          -- Computation of Ratio of Earnings to Fixed Charges for the
                            years ended December 31, 1998, 1997, 1996, 1995 and 1994.
           21.1          -- Subsidiaries of Pennzoil-Quaker State Company
           23.1          -- Consent of Arthur Andersen LLP.
           23.2          -- Consent of PricewaterhouseCoopers LLP.
           24.1          -- Powers of Attorney
           27.1          -- Financial Data Schedule.
           99.1          -- Financial Statements of Excel Paralubes.

---------------

* Incorporated by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.