Form 10-Q
period 1999-03-31
PENNZOIL QUAKER STATE CO
filed 1999-05-14
CIK 1068044

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington,  D.C.  20549



                             FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1999 Commission File No. 1-5591


                   PENNZOIL-QUAKER STATE COMPANY
       (Exact name of registrant as specified in its charter)

             Delaware                          76-0200625
  (State or other jurisdiction of incorporation or organization)
               (I.R.S. Employer Identification No.)


                   Pennzoil Place, P.O. Box 2967
                    Houston, Texas  77252-2967
              (Address of principal executive offices)



Registrant's telephone number, including area code:  (713) 546-4000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X  .  No     .

      Number of shares of stock were outstanding, as of latest practicable date, April 30, 1999:

           Common  Stock,  par  value $0.10 per  share,  77,736,208
shares.

                                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                             PENNZOIL-QUAKER STATE COMPANY
                          CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                                      (UNAUDITED)

                                                                       Three Months Ended
                                                                            March 31
                                                                  ----------------------------
                                                                     1999            1998(A)
                                                                  -----------      -----------
                                                                    (Expressed in thousands
                                                                   except per share amounts)
                                                                           (Note 2)
REVENUES                                                          $  723,881       $  443,442

COSTS AND EXPENSES
   Cost of sales                                                     504,531          255,057
   Purchases from affiliate                                             -              69,997
   Selling, general and administrative                               163,537           77,841
   Depreciation and amortization                                      33,514           17,764
   Taxes, other than income                                            4,370            3,502
   Interest charges, net                                              17,741            2,693
   Affiliated interest                                                  -              14,053
                                                                  -----------      -----------
INCOME BEFORE INCOME TAX                                                 188            2,535

Income tax provision                                                   2,407            1,936
                                                                  -----------      -----------
NET INCOME (LOSS)                                                 $   (2,219)      $      599
                                                                  ===========      ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                       $    (0.03)      $     0.01
                                                                  ===========      ===========

DIVIDENDS PER COMMON SHARE                                        $   0.1875       $     -
                                                                  ===========      ===========
BASIC AND DILUTED AVERAGE SHARES OUTSTANDING                          77,648           47,847
                                                                  ===========      ===========
END OF PERIOD SHARES OUTSTANDING                                      77,697           47,847
                                                                  ===========      ===========

NET INCOME (LOSS)                                                 $   (2,219)      $      599

OTHER COMPREHENSIVE INCOME, NET OF TAX                                 3,492               36
                                                                  -----------      -----------
COMPREHENSIVE INCOME                                              $    1,273       $      635
                                                                  ===========      ===========


<F1>
(A)  Excludes Quaker State Corporation results.
<F2>
See Notes to Condensed Consolidated Financial Statements.

                                        PENNZOIL-QUAKER STATE COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                                              March 31,           December 31,
                                                                                1999                  1998
                                                                            -------------        -------------
                                                                             (Unaudited)
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                $     219,343        $      14,899
   Receivables                                                                    376,934              291,997
   Inventories                                                                    316,851              306,512
   Materials and supplies, at average cost                                         12,996               12,422
   Deferred income taxes                                                           47,413               47,413
   Other current assets                                                            66,405               63,328
                                                                            -------------        -------------
Total current assets                                                            1,039,942              736,571

Property, plant and equipment, net                                              1,013,797            1,032,076
Deferred income taxes                                                              34,693               36,614
Goodwill                                                                        1,092,799            1,104,353
Other assets                                                                      209,068              235,380
                                                                            -------------        -------------

TOTAL ASSETS                                                                $   3,390,299        $   3,144,994
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                     $       1,338        $       1,283
   Accounts payable                                                               249,880              245,721
   Payroll accrued                                                                 28,661               18,734
   Other current liabilities                                                      143,210              147,609
                                                                            -------------        -------------
Total current liabilities                                                         423,089              413,347

Total long-term debt, less current maturities                                   1,281,329            1,026,054
Capital lease obligations, less current maturities                                 72,508               74,464
Other liabilities                                                                 276,033              280,922
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               2,052,959            1,794,787
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                            1,337,340            1,350,207
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   3,390,299        $   3,144,994
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                          PENNZOIL-QUAKER STATE COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                   ---------------------------------
                                                                                      1999                 1998(A)
                                                                                   -----------           -----------
                                                                                        (Expressed in thousands)
                                                                                              (Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $   (2,219)           $      599
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization                                                    33,514                17,764
      Deferred income tax                                                               1,815                 5,840
      Distributions from equity investees
        in excess of (less than) earnings                                                (980)                1,054
      Other non-cash items                                                              2,963                 6,748
      Changes in accounts receivable                                                  (90,353)              (14,993)
      Changes in other operating assets and liabilities                                 3,089               (30,348)
                                                                                   -----------           -----------
  Net cash used in operating activities                                               (52,171)              (13,336)
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                (11,343)              (16,370)
  Proceeds from sales of assets                                                        30,479                11,200
  Other investing activities                                                            4,674                 7,267
                                                                                   -----------           -----------
  Net cash provided by investing activities                                            23,810                 2,097
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt and capital lease obligation repayments                                       (372,573)               (1,671)
  Proceeds from note payable to affiliate                                                -                   12,685
  Proceeds from issuances of debt                                                     626,087                 1,082
  Dividends paid                                                                      (14,560)                 -
  Other financing activities                                                           (6,149)                 -
                                                                                   -----------           -----------
  Net cash provided by financing activities                                           232,805                12,096
                                                                                   -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             204,444                   857


CASH AND CASH EQUIVALENTS, beginning of period                                         14,899                 9,132
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $  219,343            $    9,989
                                                                                   ===========           ===========

<F1>
(A)  Excludes Quaker State Corporations results.
<F2>
See Notes to Condensed Consolidated Financial Statements.

                   PENNZOIL-QUAKER STATE COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


(1)  General -

      The condensed consolidated financial statements included herein have been prepared by Pennzoil-Quaker State Company ("Pennzoil-Quaker State" or the "Company') without audit and should be read in conjunction with the financial statements and the notes thereto included in Pennzoil-Quaker State's latest annual report. The foregoing financial statements include only normal recurring accruals and all adjustments which Pennzoil-Quaker State considers necessary for a fair presentation. Certain prior period items have been reclassified in the condensed consolidated financial statements in order to conform with the current year presentation.

(2)  Spin-off from Pennzoil Company and Acquisition of Quaker State
     -

    On December 30, 1998, Pennzoil Company distributed ("Spin-off") to its stockholders 47.8 million shares of common stock of its wholly owned subsidiary Pennzoil-Quaker State representing all of the shares of Pennzoil-Quaker State owned by Pennzoil Company. As a result of the distribution, Pennzoil Company, now renamed PennzEnergy Company, and Pennzoil-Quaker State are no longer affiliated entities.
     Also, on December 30, 1998, Pennzoil-Quaker State acquired Quaker State Corporation ("Quaker State") in a merger transaction, and Quaker State became a wholly owned subsidiary of Pennzoil-Quaker State. As a result of the acquisition, stockholders of Quaker State received .8204 of a share of common stock of Pennzoil-Quaker State in exchange for each share of Quaker State capital stock previously owned.
     Pennzoil-Quaker State has accounted for the acquisition using the purchase method of accounting and, accordingly, has included the results of operations of Quaker State beginning on the date acquired. The purchase price, which was calculated based on the market capitalization of Quaker State, was allocated to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. The excess of the aggregate purchase price over estimated fair value of the net assets acquired has been reflected as goodwill in the condensed consolidated financial statements and is being amortized on a straight-line basis over 40 years.
     The condensed consolidated financial statements reflect the preliminary allocation of purchase price. A final allocation of the purchase price will be made by the end of 1999. Pennzoil-
Quaker   State  does  not  anticipate  material  changes  in   this
allocation.
     At December 31, 1998, Pennzoil-Quaker State recognized certain liabilities related to the merger. Those liabilities related to Quaker State operations ($27.9 million) were recognized as an adjustment to the purchase price. Other liabilities accrued of $10.6 million that related to the acquiror (Pennzoil-Quaker State) were expensed. During the three months ended March 31, 1999, the $27.9 million liability related to the Quaker State operations was reduced by $1.8 million primarily for severance paid to certain Quaker State employees. No additional liabilities were recorded in connection with the acquisition during the three months ended March 31, 1999. The remaining accrual of $26.1 million at March 31, 1999 includes amounts for severance costs for certain Quaker State employees, closing costs of some of Quaker State's Q Lube company-operated fast lube service centers and relocation costs of certain Quaker State employees.

    During the three months ended March 31, 1999, the $10.6 million accrued liability related to the acquiror was reduced by $2.5 million primarily related to payments for resolving certain conflicts between Jiffy Lube and Q Lube franchise-operated service centers. No additional liabilities resulting from restructuring or reorganizations related to the acquisition of Quaker State were accrued during the three months ended March 31, 1999. The remaining accrual of $8.1 million at March 31, 1999 includes amounts for costs of closing some Jiffy Lube company-operated fast lube service centers and the resolution of certain conflicts between Jiffy Lube and Q Lube franchise-operated service centers. The Company also incurred approximately $13.1 million in previously unaccrued expenses during the three months ended March 31, 1999 primarily due to current period acquisition-related systems integration costs and Quaker State employee transition bonuses and key employee bonuses earned during the period.
     The Company expects to incur additional acquisition-related costs and expenses in future periods and will adjust the preliminary purchase price allocation or charge these amounts to income, as appropriate, depending on their nature. These future costs and expenses relate to additional facility closings, conflict resolution between franchise-operated service centers, employee severance, systems integration and conversion costs of Q Lube franchise-operated service centers. These costs and expenses are not accruable until a plan is formulated and approved and amounts are paid or certain obligations are contractually committed. The restructurings and reorganizations related to the Quaker State acquisition are expected to be completed in mid 2000.
     The following unaudited pro forma information for the three months ended March 31, 1998 has been prepared as if the acquisition of Quaker State occurred on January 1, 1998 after including the additional amortization of goodwill, brands and other intangible assets, interest expense and related income tax effects. The unaudited pro forma information does not reflect adjustments for any estimated general and administrative expense savings, operational efficiencies and one-time costs related to the acquisition of Quaker State, nor is it necessarily indicative of results that would have actually occurred had the acquisition of Quaker State been consummated on January 1, 1998 or future results of operations.

                                                           Three months ended
                                                              March 31, 1998
                                                       ------------------------------
                                                       (Expressed in thousands except
                                                              per share amounts)
Revenues                                                      $  743,601
Net income                                                         3,686
Basic and diluted earnings per share                                0.05

(3) New  Accounting Standards -

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and
Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and early adoption is permitted. The effect of adopting SFAS No. 133 has not been determined, but is not expected to have a material impact on Pennzoil-Quaker State's results of operations.

(4) Summarized Financial Data of Excel Paralubes -

          Summarized operations information for Excel Paralubes, an equal partnership with Conoco Inc., for the three months ended March 31, 1999 and 1998 on a 100% basis follows:

                                                   Three months ended March 31
                                                   ----------------------------
                                                      1999             1998
                                                   -----------      -----------
                                                      (Expressed in thousands)
                                                            (Unaudited)
Revenues                                           $    43,527      $    58,112
Operating earnings                                       6,868           10,037
Net income (loss)                                       (2,814)             449

          Pennzoil-Quaker State's net investment in Excel Paralubes, carried as a credit balance of $50.5 million and $37.2 million at March 31, 1999 and 1998, respectively, is netted against other equity investments and included in other assets on the condensed consolidated balance sheet. Pennzoil-Quaker State's equity in Excel Paralubes' pretax income (loss) for the three months ended March 31, 1999 and 1998 of $(1.4) million and $0.2 million, respectively, is included in revenues in the condensed consolidated statement of income and comprehensive income.

(5)  Debt -

     In January 1999, Pennzoil-Quaker State, using funds from its commercial paper and money market facilities, repaid $370.0 million of borrowings under a Quaker State revolving credit agreement and terminated the revolving credit agreement. On March 30, 1999, Pennzoil-Quaker State issued debt in the form of $200.0 million of 6 3/4% Notes due April 1, 2009 and $400.0 million of 7 3/8% Debentures due April 1, 2029. The net proceeds of $592.2 million from the Notes and Debentures were ultimately used to pay down variable rate debt, although $194 million was held as a temporary cash investment at March 31, 1999 to avoid breaching of commercial paper contracts maturing in early April 1999. Due to the issuance of the Notes and Debentures, Pennzoil-Quaker State reduced the capacity under its revolving credit facility from $1.0 billion to $700 million on March 30, 1999 as required by the credit facility agreement. There were no borrowings under this facility during the quarter ended March 31, 1999. Pennzoil-Quaker State also maintains a long-term credit facility with a Canadian bank, which provides for up to C$27 million through October 25, 1999. As of March 31, 1999, borrowings under the Company's Canadian facility totaling US$9.6 million have been classified as long-term debt. Such debt classification is based upon the availability of long-term credit facilities to refinance this facility and the Company's intent to maintain such commitments in excess of one year.

(6)         Earnings Per Share -

     Computations for basic and diluted earnings (loss) per share for the three months ended March 31, 1999 and 1998 consist of the following:

                                                   Three Months Ended March 31
                                                   ----------------------------
                                                      1999            1998(A)
                                                   -----------      -----------
                                                      (Expressed in thousands
                                                      except per share amounts)
Net income (loss)                                  $   (2,219)      $      599
Basic and diluted weighted average shares (B)          77,648           47,847
Basic and diluted earnings (loss) per share             (0.03)            0.01

<F1> (A)  Excludes Quaker State Corporation results and shares issued in acquisition.
<F2> (B)  A weighted average number of options to purchase 6.9 million shares of common stock and awards of 308.8 thousand shares of common stock were outstanding for the three months ended March 31, 1999 but were not included in the computation of diluted earnings per share because these  options and awards would result in an antidilutive per share amount.



(7)         Use of Derivatives -

     In order to hedge interest rate exposure on the debentures issued in March 1999, in August 1998, Pennzoil-Quaker State entered into four interest rate locks covering a total of $100 million, based upon the 30-year Treasury rate. To achieve its hedged position, Pennzoil-Quaker State entered into forward rate agreements in which it would pay or receive the difference between
(1) the 30-year Treasury rate at the time the forward was entered into and (2) the 30-year Treasury rate at the time of maturity. Under current accounting, these transactions qualified as a hedge of an anticipated transaction. Any gains or losses from the interest rate hedges were deferred during the interim period with the offset to a payable or receivable. The hedge contracts matured in March 1999 when the Company issued $400 million of 30-year debentures. The total loss of $ 2.1 million on the interest rate hedges was treated as an adjustment to the issue price of the debentures, effectively creating a discount that will be amortized over the life of the borrowings.

(8)         Comprehensive Income -

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Pennzoil-Quaker State adopted SFAS No. 130 effective
January 1, 1998. The components of Pennzoil-Quaker State's comprehensive income consist of foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities and minimum pension liability. For the quarter ended March 31, 1999, other comprehensive income is primarily related to favorable foreign currency translation adjustments of $3.5 million.

(9)  Transactions with PennzEnergy Company -

     As a result of the Spin-off, PennzEnergy and Pennzoil-Quaker State have an arrangement to share certain services for a period of up to one year after the date of the Spin-off. Any or all of the services being provided may be discontinued with at least 30 days prior written notice of the discontinuation. Where corporate administrative costs can be directly associated with Pennzoil-Quaker State or PennzEnergy, fees are paid based upon actual costs of providing these services. Indirect administrative costs incurred are allocated through a monthly charge based on a formula that considers the relative total assets, sales and employees of the companies.

(10)     Cash Flow Information -

     Cash paid for interest during the three months ended March 31, 1999 and 1998 was $10.2 million and $2.6 million, respectively. Cash paid for income taxes during the three months ended March 31, 1999 was $0.3 million and no payments were made during the three months ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Pennzoil-Quaker State's operations are conducted primarily through the following three segments: (1) Lubricants and Consumer Products, (2) Base Oil and Specialty Products and (3) Fast Lube Operations.
      Results of operations of Pennzoil-Quaker State do not include
Quaker  State's  results of operations for 1998.   The  assets  and
liabilities of Quaker State are included in Pennzoil-Quaker State's condensed consolidated balance sheet for the periods presented. In addition, operating results for the three months ended March 31, 1998 included certain affiliated charges for interest and services provided by Pennzoil Company prior to the Spin-off.

Results of Operations

      Net sales for Pennzoil-Quaker State for the quarter ended March 31, 1999 were $717.8 million, an increase of $290.7 million, or approximately 68.1%, from the same period in 1998. The increase in net sales is primarily due to the acquisition of Quaker State. Purchases from affiliates for the three months ended March 31, 1998 relate to purchases of crude oil at market prices from Pennzoil Company. Pennzoil-Quaker State began purchasing crude oil primarily from third parties in the third quarter of 1998.
     Net loss for the quarter ended March 31, 1999 was $2.2 million, or 3 cents per basic share. This compares with net income of $0.6 million, or 1 cent per basic share for the quarter ended March 31, 1998. The decrease in income is primarily due to one-time costs (legal, severance, rationalization of Q Lube centers and other charges) associated with the Company's merger with Quaker State.

Lubricants and Consumer Products

     Net sales for this segment were $498.9 million for the quarter ended March 31, 1999. This compares to net sales of $228.4 million for the same period in 1998. The increase in net sales is primarily due to the acquisition of Quaker State. Other income for this segment for the quarter ended March 31, 1999 was $0.1 million compared to $3.8 million for the same period in 1998. The decrease in other income was primarily due to gains on the sale of assets included in first quarter 1998 results. Operating income from this segment for the quarter ended March 31, 1999 was $42.1 million compared to $20.4 million for the same period in 1998. The increase in operating income is primarily due to the acquisition of Quaker State. Higher lubricants and domestic consumer product sales, combined with lower overall expenses, also contributed to the increases, which were partially offset by one-time merger costs.

Base Oil and Specialty Products

     Net sales for this segment were $150.9 million for the quarter ended March 31, 1999. This compares to net sales of $181.4 million for the same period in 1998. The decrease is primarily due to lower average sales prices for fuels, base oils and other refined petroleum products. The decline in sales prices generally followed the market price decrease of crude oil and other petroleum products. Other income for this segment for the quarter ended March 31, 1999 was $5.1 million compared to $10.3 million for the same period in 1998. The decrease in other income was primarily due to lower equity earnings from Excel Paralubes, Pennzoil-Quaker State's
base   oil  partnership  with  Conoco  Inc.,  due  to  a  scheduled turnaround. Operating loss from this segment for the quarter ended March 31, 1999 was $6.0 million compared to operating income of
$4.4  million  for  the  same period  in  1998.   The  decrease  in
operating income was primarily due to lower fuels margins driven principally by sales price declines.

Fast Lube Operations

     Net sales for this segment were $119.3 million for the quarter ended March 31, 1999. This compares to net sales of $77.0 million for the same period in 1998. The increase in net sales is primarily due to the addition of Quaker State's Q Lube operations. Other income for this segment for the quarter ended March 31, 1999 was $1.8 million compared to $3.7 million for the same period in 1998. The decrease in other income was primarily due to lower gains on sale of assets. Operating income from this segment for the quarter ended March 31, 1999 was $0.1 million compared to $4.7 million for the same period in 1998. The decrease in operating income was primarily due to increased operating costs within company operated centers and higher selling, general and administrative expenses primarily related to one-time merger costs.

Corporate Administrative Expense

     Corporate administrative expense increased $12.3 million to $21.8 million for the quarter ended March 31, 1999 compared to the same period in 1998. The increase is primarily due to the addition of Quaker State and one-time merger costs.
     As a result of the Spin-off, PennzEnergy and Pennzoil-Quaker State have an arrangement to share certain services for a period of up to one year after the date of the Spin-off. Any or all of the services being provided may be discontinued with at least 30 days prior written notice of the discontinuation. Where corporate administrative costs can be directly associated with Pennzoil-Quaker State or PennzEnergy, fees are paid based upon actual costs of providing these services. Indirect administrative costs incurred are allocated through a monthly charge based on a formula that considers the relative total assets, sales and employees of the companies.
    Prior to the Spin-off, Pennzoil Company charged Pennzoil-Quaker State for all direct costs associated with its operations and indirect administrative costs were allocated through a monthly charge.

Capital Resources and Liquidity

      Cash Flow. As of March 31, 1999, Pennzoil-Quaker State had cash and cash equivalents of $219.3 million. During the quarter ended March 31, 1999, cash and cash equivalents increased $204.4 million. The increase is primarily due to the issuance of debt in March 1999. Reference is made to Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.
     For purposes of the condensed consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.
     Debt Instruments and Repayments. In January 1999, Pennzoil-Quaker State, using funds from its commercial paper and money market facilities, repaid $370.0 million of borrowings under a Quaker State revolving credit agreement and terminated the revolving credit agreement. On March 30, 1999, Pennzoil-Quaker State issued debt in the form of $200.0 million of 6 3/4% Notes due April 1, 2009 and $400.0 million of 7 3/8% Debentures due April 1, 2029. The net proceeds of $592.2 million from the Notes and Debentures were ultimately used to pay down variable rate debt, although $194 million was held as a temporary cash investment at March 31, 1999 to avoid breaching of commercial paper contracts maturing in early April 1999. Due to the issuance of the Notes and Debentures, Pennzoil-Quaker State reduced the capacity under its revolving credit facility from $1.0 billion to $700 million on March 30, 1999 as required by the credit facility agreement. There were no borrowings under this facility during the quarter ended March 31, 1999. Pennzoil-Quaker State also maintains a long-term credit facility with a Canadian bank, which provides for up to C$27 million through October 25, 1999. As of March 31, 1999, borrowings under the Company's Canadian facility totaling US$9.6 million have been classified as long-term debt. Such debt classification is based upon the availability of long-term credit facilities to refinance this facility and the Company's intent to maintain such commitments in excess of one year.
     Accounts Receivable. Pennzoil-Quaker State Company, through its wholly owned subsidiary Pennzoil Receivables Company ("PRC"), sells certain of its accounts receivable to a third party purchaser. PRC is a special limited purpose corporation and the assets of PRC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State Company or its affiliates. The Company entered into a new one-year receivables sales facility in February 1999 that provides for ongoing sales of up to $120.0 million of accounts receivable. The Company's net accounts receivable sold under its receivable sales facility totaled $90.8 million at March 31, 1999.
      The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $150.0 million, through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation ("PLCAC"). PLCAC is a special limited purpose corporation and the assets of PLCAC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State Company or its affiliates. Through March 31, 1999, the Company has sold a total of $130.3 million of notes receivable under this agreement, of which $109.1 million were outstanding to the third party purchaser at March 31, 1999.

Year 2000 Issues

     The Company has conducted a review of its key computer systems and has identified a number of systems that were affected by the year 2000 issue. The Company has completed conversion of these non-compliant financial, operating, human resource and payroll systems to a new information technology system in 1998. In addition, the Company is currently upgrading electronic commerce systems to compliant versions. Conversion of operating and financial software as well as desktop hardware and software used in international locations for the Company to compliant versions began in the second quarter of 1998, with completion expected in the second quarter of
1999.   Upgrades  and  standardization of network,  infrastructure, desktop and communications systems to make these assets compliant are in progress. This effort is scheduled for completion in the
second  quarter of 1999.   The only system replacements  that  have
been accelerated to remedy non-compliance are the Company voice mail systems and the international desktop hardware, software, financial and operational systems. No major information technology projects have been deferred due to year 2000 compliance matters. Contingency planning will be started for the information technology systems in the second quarter of 1999, and will include backup, standby and storage service solutions to reduce the impact of critical service providers.
      The  Company  has  conducted  a comprehensive  inventory  and assessment  of  systems  and devices with  embedded  chips  in  the
manufacturing    and    non-manufacturing    environments.      The
manufacturing environment which consists of refining, blending, storage and the movement of petrochemicals has the greatest inherent risk since embedded chip systems control and monitor these processes. At this time, two Company manufacturing facilities have non-compliant control systems. One of these systems will be
upgraded  in  July   1999.  The other system will  be  upgraded  in
September  1999,  during  a  scheduled plant  shutdown.   Compliant
versions  of  the  software now exist for  both  systems.    System
testing will be performed at both facilities at the time of their system upgrade. If for any reason these systems are still found to be non-compliant, additional plant or operations shutdowns could be necessary to conduct further remediation and testing. In addition, all currently compliant control systems that have the potential for environmental, safety or business interruption impact will be tested during scheduled maintenance. In order to prevent safety and environmental problems due to non-compliant embedded-chip
systems,   operation  of  these  systems  would   be   reduced   or
discontinued.   Contingency planning is also  underway  to  provide
alternatives in the event these systems are partially or completely inoperable.
     The Company is contacting key suppliers, banks, customers and other unaffiliated companies that have business relationships with
the  Company  to assess their year 2000 compliance  programs.   The
Company could be adversely affected by the failure of these unaffiliated companies to adequately address the year 2000 issue. This assessment includes activities such as face-to-face meetings, reviews of year 2000 readiness and cooperative testing. Contingency
planning   will  be  included  in  this  assessment   to   identify
arrangements  to  mitigate the impact of disruptions  from  outside
sources.    In  addition,  the  Company  has  implemented  internal
procedures to respond cooperatively to inquiries from regulatory agencies and other businesses about its year 2000 program.
     As  with  most companies, the Company anticipates more  issues arising from international business partners, especially in the banking, utility, shipping and governmental segments. The Company is currently reviewing all banking relationships in international
locations.   In  addition, the Company is actively  involved  in  a
joint  industry effort through the American Petroleum Institute  to
collectively  address  the  readiness  of  their  common   business
partners such as utilities and governmental agencies, and to share approaches to solving the specific problems of each international location.

     If these steps are not completed successfully in a timely manner, the Company's operations and financial performance could be adversely affected through disruptions in operations. Costs associated with such disruptions currently cannot be estimated.
     Both incremental historical and estimated future costs related to the year 2000 issue are not expected to be material to the financial position or results of operations of the Company for several reasons. Most of the remediation is being accomplished with upgrades to existing software that are under maintenance contracts. The implementation of the major information technology systems was not accelerated to remedy year 2000 problems. Independent quality assurance services and tools are to be used to assure the reliability of the assessment and costs. These services will be supplemented with Company resources. Costs for all year 2000 activities are estimated to be less than $7.0 million.
      Quaker State continued to make progress in addressing the issue of computer systems and embedded computer chips that may be unable to accommodate the year 2000. Quaker State has completed reviews of computer systems and embedded technologies at all locations, including its blending and packaging facilities. In addition, certain aspects of Quaker State's year 2000 program included not upgrading or replacing certain systems as they were deemed to be redundant as a result of the acquisition by the Company. These systems are currently being evaluated and replaced.
     At present, the Q Lube Point of Sale ("POS") software utilized in Q Lube stores is not year 2000 compliant. The software vendor is expected to release a compliant version in May or June 1999. Current plans include the conversion of Q Lube locations, including information systems, to Jiffy Lube stores, which utilize compliant POS software. In the event the conversion is delayed, contingency plans provide for the remaining stores to upgrade to the compliant version of the Q Lube POS software. This upgrade would begin in September 1999 to allow enough time to complete the conversions.
     The Company has a June 30, 1999 target readiness date for all major phases of its year 2000 preparations. The Company's existing emergency response plan will be re-evaluated in the fourth quarter of 1999, using the latest information available for infrastructure services such as utilities. Adjustments to this plan will be made based on this information.
     Forward-looking statements contained under this "Year 2000 Issues" subpart should be read in conjunction with the Company's disclosures under the heading: "Forward-Looking Statements - Safe Harbor Provisions."


Forward-Looking Statements - Safe Harbor Provisions

      This quarterly report on Form 10-Q of Pennzoil-Quaker State for the quarter ended March 31, 1999 contains certain forward-looking statements within the meaning of Section 27A of the
Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such
statements   constitute  forward-looking   statements   which,   by
definition, involve risks and uncertainties. Where, in any forward-looking statements, Pennzoil-Quaker State expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.
      The following are factors the could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; competition in the motor oil and marketing business; base oil margins and supply and demand in the base oil business; the success and cost of advertising and promotional efforts;
mechanical    failure   in   refining   operations;   unanticipated
environmental   liabilities;  changes  in   and   compliance   with
governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

                                          PART I. FINANCIAL INFORMATION - continued
                                                        (UNAUDITED)

The following table shows revenues and operating income by segment and other components of income.

                                                                      Three Months Ended
                                                                           March 31
                                                                 ----------------------------
                                                                    1999            1998(A)
                                                                 -----------      -----------
                                                                  (Dollar amounts expressed
                                                                         in thousands)
REVENUES
   Net sales
      Lubricants and Consumer Products                           $  498,901       $  228,431
      Base Oil and Specialty Products                               150,903          181,391
      Fast Lube Operations                                          119,300           76,998
      Intersegment sales and other                                  (51,292)         (59,696)
                                                                 -----------      -----------
                                                                    717,812          427,124
                                                                 -----------      -----------

   Other income, net
      Lubricants and Consumer Products                           $       46       $    3,816
      Base Oil and Specialty Products                                 5,130           10,259
      Fast Lube Operations                                            1,799            3,712
      Other                                                            (906)          (1,469)
                                                                 -----------      -----------
                                                                      6,069           16,318
                                                                 -----------      -----------
   Total revenues                                                $  723,881       $  443,442
                                                                 ===========      ===========

OPERATING INCOME
   Lubricants and Consumer Products                              $   42,078       $   20,405
   Base Oil and Specialty Products                                   (5,978)           4,435
   Fast Lube Operations                                                 112            4,650
   Other                                                              3,529             (742)
                                                                 -----------      -----------
        Total operating income                                       39,741           28,748

Corporate administrative expense                                     21,812            9,467
Interest charges, net                                                17,741           16,746
                                                                 -----------      -----------
Income before income tax                                                188            2,535

Income tax provision                                                  2,407            1,936
                                                                 -----------      -----------

NET INCOME (LOSS)                                                $   (2,219)      $      599
                                                                 ===========      ===========


RATIO OF EARNINGS TO FIXED CHARGES                                     -                1.12
                                                                 ===========      ===========
AMOUNT BY WHICH FIXED CHARGES EXCEEDS EARNINGS                   $      301             -
                                                                 ===========      ===========

<F1>
(A)  Excludes Quaker State Corporation results.

                                          PART I. FINANCIAL INFORMATION - continued
                                                          (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31
                                                               ------------------------------
                                                                   1999             1998(A)
                                                               ------------      ------------
OPERATING DATA
--------------

LUBRICANTS AND CONSUMER PRODUCTS
  Total revenues (in thousands):
      Lubricants                                               $   355,904       $   191,608
      Consumer Products                                             93,100            12,979
      International                                                 49,943            27,660
                                                               ------------      ------------
           Total revenues                                      $   498,947       $   232,247
                                                               ============      ============

  Operating income (in thousands):
      Lubricants                                               $    36,538       $    24,687
      Consumer Products                                             10,386             2,551
      International                                                  1,633            (1,652)
      Division overhead                                             (6,479)           (5,181)
                                                               ------------      ------------
           Total operating income                              $    42,078       $    20,405
                                                               ============      ============

FAST LUBE OPERATIONS
  Domestic systemwide sales (in thousands)                     $  259,048        $  191,847
  Same center sales Jiffy Lube (in thousands)(B)               $  193,503        $  190,447
  Centers open                                                      2,127             1,537

BASE OIL AND SPECIALTY PRODUCTS (C)
  Raw materials processed (barrels per day)                        60,983            71,143
  Refining capacity (barrels per day)                              76,000            76,000
  Refiner's margin ($ per barrel)                              $     7.80        $     8.00
  Operating costs ($ per barrel)                               $     5.82        $     5.78
  Depreciation ($ per barrel)                                  $     1.35        $     1.12

  Refinery Feedstocks:
      Paraffinic Crude Oil                                            70%               71%
      Naphthenic Crude Oil                                             8%                7%
      Other Feedstocks and Blendstocks                                22%               22%

  Refinery Yields:
      Gasolines                                                       29%               30%
      Distillates                                                     31%               33%
      Lube Base Stocks                                                25%               23%
      Waxes                                                            3%                3%
      Other Products                                                  12%               11%

  Market Data:
      WTI Crude Oil ($ per barrel)                             $    13.06        $    15.92
      3-2-1 crack spread ($ per barrel) (D)                    $     1.41        $     2.57
      Base oil gross margin ($ per barrel) (E)                 $    19.03        $    20.29

<F1>
(A)  Excludes Quaker State Corporation statistics.
<F2>
(B)  Excludes Q Lube centers acquired from Quaker State Corporation.
<F3>
(C)  Includes Pennzoil-Quaker State's 50% ownership in Excel Paralubes.
<F4>
(D)  Regular unleaded gasoline and low sulphur diesel vs. WTI crude oil.
<F5>
(E)  Exxon 100N posting vs. WTI crude oil.


                       PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits -

      12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1999 and 1998.

      27 Financial Data Schedule

(b)   Reports -

      During the first quarter of 1999, Pennzoil-Quaker State filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

   Date of Report            Items Reported
   January 13, 1999           Information relatd to Pennzoil-
                              Quaker State's December 30, 1998
                              acquisition of Quaker State
                              Corporation

   January 20, 1999           Amendment to Current Report on Form
                              8-K filed on January 13, 1999

   March 30, 1999             Information related to Pennzoil-
                              Quaker State's issuance of 6 3/4%
                              Notes due April 1, 2009 and 7 3/8%
                              Debentures due April 1, 2029

                             SIGNATURE



          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.




                                   PENNZOIL-QUAKER STATE COMPANY
                                              Registrant




                                   S/N Michael J. Maratea
                                   Michael J. Maratea
                                   Vice President and Controller



May 13, 1999