Form 10-Q
period 1999-06-30
PENNZOIL QUAKER STATE CO
filed 1999-08-13
CIK 1068044

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington,  D.C.  20549



                             FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1999 Commission File No. 1-14501


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

      Number of shares of stock were outstanding, as of latest practicable date, July 31, 1999:

           Common  Stock,  par  value $0.10 per  share,  77,856,966
shares.

                                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                             PENNZOIL-QUAKER STATE COMPANY
                                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                      (UNAUDITED)

                                                                       Three Months Ended               Six Months Ended
                                                                            June 30                         June 30
                                                                  ----------------------------     ----------------------------
                                                                     1999            1998(A)          1999            1998(A)
                                                                  -----------      -----------     -----------      -----------
                                                                        (Expressed in thousands except per share amounts)
                                                                                             (Note 2)
REVENUES                                                          $  774,586       $  498,969      $1,498,467       $  942,411

COSTS AND EXPENSES
   Cost of sales                                                     550,857          329,189       1,055,388          584,246
   Purchases from affiliate                                             -              34,328            -             104,325
   Selling, general and administrative                               154,443           85,606         317,980          163,447
   Depreciation and amortization                                      30,356           18,912          63,870           36,676
   Taxes, other than income                                            3,445            2,580           7,815            6,082
   Interest charges, net                                              21,081            3,254          38,822            5,947
   Affiliated interest                                                  -              14,157            -              28,210
                                                                  -----------      -----------     -----------      -----------
INCOME BEFORE INCOME TAX                                              14,404           10,943          14,592           13,478

Income tax provision                                                   8,102            4,893          10,509            6,829
                                                                  -----------      -----------     -----------      -----------
NET INCOME                                                        $    6,302       $    6,050      $    4,083       $    6,649
                                                                  ===========      ===========     ===========      ===========

BASIC AND DILUTED EARNINGS PER SHARE                              $     0.08       $     0.13      $     0.05       $     0.14
                                                                  ===========      ===========     ===========      ===========

DIVIDENDS PER COMMON SHARE                                        $   0.1875       $     -         $   0.3750       $     -
                                                                  ===========      ===========     ===========      ===========
AVERAGE SHARES OUTSTANDING:
   Basic                                                              77,757           47,847          77,703           47,847
                                                                  ===========      ===========     ===========      ===========
   Diluted                                                            78,053           47,847          78,006           47,847
                                                                  ===========      ===========     ===========      ===========
END OF PERIOD SHARES OUTSTANDING                                      77,823           47,847          77,823           47,847
                                                                  ===========      ===========     ===========      ===========




<F1>
(A)  Excludes Quaker State Corporation results.
<F2>
See Notes to Condensed Consolidated Financial Statements.

                                        PENNZOIL-QUAKER STATE COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                                               June 30,           December 31,
                                                                                1999                  1998
                                                                            -------------        -------------
                                                                             (Unaudited)
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                $      37,088        $      14,899
   Receivables                                                                    341,211              291,997
   Inventories                                                                    295,956              306,512
   Materials and supplies, at average cost                                         13,348               12,422
   Deferred income taxes                                                           47,413               47,413
   Other current assets                                                            63,647               63,328
                                                                            -------------        -------------
Total current assets                                                              798,663              736,571

Property, plant and equipment, net                                                990,981            1,032,076
Deferred income taxes                                                              21,025               36,614
Goodwill                                                                        1,108,648            1,104,353
Other assets                                                                      211,971              235,380
                                                                            -------------        -------------

TOTAL ASSETS                                                                $   3,131,288        $   3,144,994
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                     $       1,080        $       1,283
   Accounts payable                                                               243,988              245,721
   Payroll accrued                                                                 28,618               18,734
   Other current liabilities                                                      149,768              147,609
                                                                            -------------        -------------
Total current liabilities                                                         423,454              413,347

Total long-term debt, less current maturities                                   1,039,547            1,026,054
Capital lease obligations, less current maturities                                 71,346               74,464
Other liabilities                                                                 271,334              280,922
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               1,805,681            1,794,787
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                            1,325,607            1,350,207
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   3,131,288        $   3,144,994
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                          PENNZOIL-QUAKER STATE COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                            Six Months Ended
                                                                                                June 30
                                                                                   ---------------------------------
                                                                                      1999                 1998(A)
                                                                                   -----------           -----------
                                                                                        (Expressed in thousands)
                                                                                              (Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                       $    4,083            $    6,649
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                    63,870                36,676
      Deferred income tax                                                               7,732                11,810
      Distributions from equity investees
        in excess of (less than) earnings                                              (4,134)                4,926
      Other non-cash items                                                              4,618                14,393
      Changes in other operating assets and liabilities                               (66,642)              (70,723)
                                                                                   -----------           -----------
  Net cash provided by operating activities                                             9,527                 3,731
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                (30,925)              (29,028)
  Proceeds from sales of assets                                                        73,106                13,788
  Other investing activities                                                           (4,936)                8,299
                                                                                   -----------           -----------
  Net cash provided by (used in) investing activities                                  37,245                (6,941)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt and capital lease obligation repayments                                       (585,318)               (9,643)
  Proceeds from note payable to affiliate                                                -                   10,429
  Proceeds from issuances of debt                                                     596,968                 1,457
  Dividends paid                                                                      (29,143)                 -
  Other financing activities                                                           (7,090)                 -
                                                                                   -----------           -----------
  Net cash prodvided by (used in) financing activities                                (24,583)                2,243
                                                                                   -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   22,189                  (967)


CASH AND CASH EQUIVALENTS, beginning of period                                         14,899                 9,132
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   37,088            $    8,165
                                                                                   ===========           ===========

<F1>
(A)  Excludes Quaker State Corporations results.
<F2>
See Notes to Condensed Consolidated Financial Statements.

                   PENNZOIL-QUAKER STATE COMPANY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


(1)  General -

     The  condensed  consolidated  financial  statements  included herein have been prepared by Pennzoil-Quaker State Company ("Pennzoil-Quaker State" or the "Company") without audit and should be read in conjunction with the financial statements and the notes thereto included in Pennzoil-Quaker State's latest annual report. The foregoing financial statements include only normal recurring accruals and all adjustments which Pennzoil-Quaker State considers necessary for a fair presentation. Certain prior period items have been reclassified in the condensed consolidated financial statements in order to conform with the current year presentation.

(2)Spin-off from Pennzoil Company and Acquisition of Quaker State -

     On December 30, 1998, Pennzoil Company distributed to its stockholders 47.8 million shares of common stock of its wholly
owned    subsidiary   Pennzoil-Quaker   State   (the    "Spin-off")
representing  all of the shares of Pennzoil-Quaker State  owned  by
Pennzoil  Company.   As  a  result of  the  distribution,  Pennzoil
Company, now renamed PennzEnergy Company, and Pennzoil-Quaker State are no longer affiliated entities.
     Also, on December 30, 1998, Pennzoil-Quaker State acquired Quaker State Corporation ("Quaker State") in a merger transaction, and Quaker State became a wholly owned subsidiary of Pennzoil-
Quaker  State.   As  a result of the acquisition,  stockholders  of
Quaker State received 0.8204 of a share of common stock of Pennzoil-Quaker State in exchange for each share of Quaker State capital stock previously owned.
     Pennzoil-Quaker State accounted for the acquisition using the purchase method of accounting and, accordingly, has included the results of operations of Quaker State beginning on the date
acquired.   The purchase price, which was calculated based  on  the
market capitalization of Quaker State, was allocated to the assets and liabilities acquired based upon the estimated fair value of
those  assets  and  liabilities as of the  acquisition  date.   The
excess of the aggregate purchase price over estimated fair value of the net assets acquired has been reflected as goodwill in the condensed consolidated financial statements and is being amortized on a straight-line basis over 40 years.
     The condensed consolidated financial statements reflect the preliminary allocation of the purchase price. A final allocation of the purchase price will be made by the end of 1999. Pennzoil-
Quaker   State  does  not  anticipate  material  changes  in   this
allocation.
     At December 31, 1998, Pennzoil-Quaker State recognized certain liabilities related to the merger. Those liabilities related to Quaker State operations ($27.9 million) were recognized as an adjustment to the purchase price. Other liabilities accrued of $10.6 million that related to the acquiror (Pennzoil-Quaker State) were expensed. During the three months and six months ended June 30, 1999, the $27.9 million liability related to the Quaker State
operations  was  reduced   by $10.6  million  and  $12.4   million,
respectively, primarily for severance paid to certain Quaker State employees. No additional liabilities were recorded in connection with the acquisition during the six months ended June 30, 1999. The remaining accrual of $15.5 million at June 30, 1999 includes amounts for severance costs and relocation costs for certain Quaker State employees.

    During the three months and six months ended June 30, 1999, the $10.6 million accrued liability related to the acquiror was reduced by $1.8 million and $4.3 million, respectively, primarily related to payments for resolving certain conflicts between Jiffy Lube and Q Lube franchise-operated service centers. No additional liabilities resulting from restructuring or reorganizations related to the acquisition of Quaker State were accrued during the six months ended June 30, 1999. The remaining accrual of $6.3 million at June 30, 1999 includes amounts for costs of closing some Jiffy Lube company-operated fast lube service centers and the resolution of certain conflicts between Jiffy Lube and Q Lube franchise-operated service centers. During the three months and six months ended June 30, 1999, the Company also incurred approximately $14.3 million and $27.4 million, respectively, in previously unaccrued expenses primarily due to post year-end acquisition-related systems integration costs, rationalization of Q Lube centers, Quaker State employee transition bonuses and key employee bonuses earned during the period.
     The Company expects to incur additional acquisition-related costs and expenses in future periods and will adjust the preliminary purchase price allocation or charge these amounts to income, as appropriate, depending on their nature. These future costs and expenses relate to additional facility closings, conflict resolution between franchise-operated service centers, employee severance, systems integration and conversion costs of Q Lube franchise-operated service centers. These costs and expenses are not accruable until a plan is formulated and approved and amounts are paid or certain obligations are contractually committed. The restructurings and reorganizations related to the Quaker State acquisition are expected to be completed in mid 2000.
     The following unaudited pro forma information for the six months ended June 30, 1998 has been prepared as if the acquisition of Quaker State occurred on January 1, 1998 after including the additional amortization of goodwill, brands and other intangible assets, interest expense and related income tax effects. The unaudited pro forma information does not reflect adjustments for any estimated general and administrative expense savings, operational efficiencies and one-time costs related to the acquisition of Quaker State, nor is it necessarily indicative of future results of operations or results that would have actually occurred had the acquisition of Quaker State been consummated on January 1, 1998.

                                                            Six months ended
                                                              June 30, 1998
                                                       ------------------------------
                                                       (Expressed in thousands except
                                                              per share amounts)
Revenues                                                      $  1,556,399
Net income                                                          17,962
Basic and diluted earnings per share                                  0.23

(3)   New  Accounting Standards -

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and
Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, deferring the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The effect of adopting SFAS No. 133 has not been determined, but is not expected to have a material impact on Pennzoil-Quaker State's results of operations.

(4)   Summarized Financial Data of Excel Paralubes -

      Summarized operations information for Excel Paralubes, an equal partnership with Conoco Inc., for the three months and six months ended June 30, 1999 and 1998 on a 100% basis follows:

                                                    Three months ended June 30       Six months ended June 30
                                                   ----------------------------    ----------------------------
                                                      1999             1998           1999              1998
                                                   -----------      -----------    -----------       -----------
                                                                     (Expressed in thousands)
                                                                            (Unadudited)
Revenues                                           $    81,611      $    72,907    $   125,138       $   131,019
Operating earnings                                      17,733           16,210         24,601            26,247
Net income                                               8,099            6,602          5,285             7,051

     Pennzoil-Quaker State's net investment in Excel Paralubes, carried as a credit balance of $49.2 million and $51.8 million at June 30, 1999 and December 31, 1998, respectively, is netted against other equity investments and included in other assets on the condensed consolidated balance sheet. Pennzoil-Quaker State's equity in Excel Paralubes' pretax income for the three months ended June 30, 1999 and 1998 of $4.0 million and $3.3 million, respectively, is included in revenues in the condensed consolidated statement of income. Pennzoil-Quaker State's equity in Excel Paralubes' pretax income for the six months ended June 30, 1999 and 1998 was $2.6 million and $3.5 million, respectively.

(5)  Debt -

     In January 1999, Pennzoil-Quaker State, using funds from its commercial paper and money market facilities, repaid $370.0 million of borrowings under a Quaker State revolving credit agreement and terminated the revolving credit agreement. On March 30, 1999, Pennzoil-Quaker State issued debt in the form of $200.0 million of 6 3/4% Notes ("Notes") due April 1, 2009 and $400.0 million of 7 3/8% Debentures ("Debentures") due April 1, 2029. The net proceeds of $592.2 million from the Notes and Debentures were used to pay down variable rate debt. Due to the issuance of the Notes and
Debentures, Pennzoil-Quaker State reduced the capacity under its revolving credit facility from $1.0 billion to $700 million on March 30, 1999 as required by the credit facility agreement. There were no borrowings under this facility during the six months ended June 30, 1999.
     As of June 30, 1999, borrowings under Pennzoil-Quaker State's commercial paper programs totaling $276.1 million have been classified as long-term debt. Pennzoil-Quaker State also maintains a long-term credit facility with Canadian banks, which provides for up to C$27 million through October 25, 1999. As of June 30, 1999, borrowings under the Company's Canadian facility totaling US$9.6 million have been classified as long-term debt. Such debt classification is based upon the availability of long-term credit facilities to refinance this facility and the Company's intent to maintain such commitments in excess of one year.

(6)  Earnings Per Share -

     Computations for basic and diluted earnings per share for the three months and six months ended June 30, 1999 and 1998 consist of the following:

                                        Three Months Ended June 30         Six Months Ended June 30
                                      ------------------------------     ----------------------------
                                         1999             1998(A)           1999            1998(A)
                                      -------------     ------------     ------------     -----------
                                           (Expressed in thousands except per share amounts)
Net income                            $      6,302      $     6,050      $     4,083      $    6,649
Basic weighted average shares               77,757           47,847           77,703          47,847
Effect of dilutive securities (B):
  Awards                                       296             -                 303            -
                                      -------------     ------------     ------------     -----------
Diluted weighted average shares             78,053           47,847           78,006          47,847
Basic and diluted earnings per share          0.08             0.13             0.05            0.14

<F1> (A)  Excludes Quaker State Corporation results and shares issued in the acquisition.
<F2> (B)  A weighted average number of options to purchase 6.9 million shares were outstanding for the the three months and six months ended June 30, 1999 but were not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the common shares.



(7)  Use of Derivatives -

     In order to hedge interest rate exposure on the Debentures issued in March 1999, in August 1998, Pennzoil-Quaker State entered into four interest rate locks covering a total of $100 million, based upon the 30-year Treasury rate. To achieve its hedged position, Pennzoil-Quaker State entered into forward rate agreements in which it would pay or receive the difference between
(1) the 30-year Treasury rate at the time the forward was entered into and (2) the 30-year Treasury rate at the time of maturity. Under current accounting, these transactions qualified as a hedge of an anticipated transaction. Any gains or losses from the interest rate hedges were deferred during the interim period with the offset to a payable or receivable. The hedge contracts matured in March 1999 when the Company issued $400 million of 30-year Debentures. The total loss of $ 2.1 million on the interest rate hedges was treated as an adjustment to the issue price of the Debentures, effectively creating a discount that will be amortized over the life of the borrowings.
     In August 1999, Pennzoil-Quaker State approved a tactical hedging program to lock-in the crack spread on up to fifty percent of its production of certain refined fuel products through the end of 1999. The majority of the hedging approved under this program was completed on August 6, 1999.

(8)  Comprehensive Income -

     Effective January 1, 1998, Pennzoil-Quaker State adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that certain items that are excluded from net income but included as a component of total shareholders' equity be presented in the Company's financial statements. The components of Pennzoil-Quaker State's comprehensive income consist of foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities and minimum pension liability. Comprehensive income for the three and six months ended June 30, 1999 and 1998 is as follows:

                                                        Three months ended               Six months ended
                                                              June 30                         June 30
                                                   ----------------------------    ----------------------------
                                                      1999            1998(A)         1999             1998 (A)
                                                   -----------      -----------    -----------       -----------
                                                                     (Expressed in thousands)
                                                                            (Unadudited)
Net income                                         $     6,302      $     6,050    $     4,083       $     6,649
Other comprehensive income, net of tax                  (4,431)          (1,120)          (939)           (1,084)
                                                   ------------     ------------   ------------      ------------
Comprehensive income                               $     1,871      $     4,930    $     3,144       $     5,565
                                                   ============     ============   ============      ============

<F1> (A) Excludes Quaker State Corporation results.


(9)  Transactions with PennzEnergy Company -

     As a result of the Spin-off, PennzEnergy and Pennzoil-Quaker State have an arrangement to share certain services for a period of up to one year after the date of the Spin-off. Any or all of the services being provided may be discontinued by the Company with at least 30 days prior written notice of the discontinuation. Where corporate administrative costs can be directly associated with Pennzoil-Quaker State or PennzEnergy, fees are paid based upon actual costs of providing these services. Indirect administrative costs incurred are allocated through a monthly charge based on a formula that considers the relative total assets, sales and employees of the companies.

(10)  Cash Flow Information -

      Cash paid for interest during the six months ended June 30, 1999 and 1998 was $26.0 million and $5.8 million, respectively. Cash paid for income taxes during the six months ended June 30, 1999 was $0.6 million and no payments were made during the six months ended June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Pennzoil-Quaker State's operations are conducted primarily through the following three segments: (1) Lubricants and Consumer Products, (2) Base Oil and Specialty Products and (3) Fast Lube Operations.
      Results of operations of Pennzoil-Quaker State do not include Quaker State's results of operations for 1998. The assets and liabilities of Quaker State are included in Pennzoil-Quaker State's condensed consolidated balance sheet for the periods presented. In addition, operating results for the three months and six months ended June 30, 1998 include certain affiliated charges for interest and services provided by Pennzoil Company prior to the Spin-off.

Results of Operations

      Net sales for Pennzoil-Quaker State for the quarter and six months ended June 30, 1999 were $763.6 million and $1,481.4 million, respectively. This compares with net sales of $485.1 million for the quarter ended June 30, 1998 and $912.2 million for the six months ended June 30, 1998. The increases for the quarter and six months ended June 30, 1999 compared to the same periods in 1998 are primarily due to the acquisition of Quaker State. Purchases from affiliate for the three and six months ended June
30, 1998 relate to purchases of crude oil at market prices from Pennzoil Company. Pennzoil-Quaker State began purchasing crude oil primarily from unrelated third parties in the third quarter of 1998.
     Net income for the quarter and six months ended June 30, 1999 was $6.3 million, or 8 cents per basic share and $4.1 million, or 5 cents per basic share, respectively. This compares with net income of $6.1 million, or 13 cents per basic share for the quarter ended June 30, 1998 and $6.6 million, or 14 cents per basic share for the six months ended June 30, 1998. Net income for three months and six months ended June 30, 1999 included pretax charges of $14.3 million and $27.4 million, respectively, due to one-time costs
(legal, severance, rationalization of Q Lube centers and other charges) associated with the Company's merger with Quaker State. Net income for the three months and six months ended June 30, 1999 also included pretax charges of $1.4 million and $3.0 million, respectively, due to one-time restructuring charges related to the Base Oil and Specialty Products segment.

Lubricants and Consumer Products

     Net sales for this segment for the quarter and six months ended June 30, 1999 were $518.3 million and $1,017.2 million, respectively. This compares to net sales of $252.8 million and $481.3 million, respectively, for the same periods in 1998. The increases in net sales are primarily due to the acquisition of Quaker State. Other income for this segment for the quarter and six months ended June 30, 1999 was $5.8 million and $5.9 million, respectively. This compares to $1.9 million and $5.7 million, respectively, for the same periods in 1998. Operating income from this segment for the quarter and six months ended June 30, 1999 was $51.6 million and $93.6 million, respectively. This compares to $25.3 million and $45.7 million, respectively, for the same periods in 1998. The increases were also primarily due to the acquisition of Quaker State. Higher lubricating products sales volumes, combined with lower overall expenses, also contributed to the increases, which were partially offset by one-time merger costs.

Base Oil and Specialty Products

     Net sales for this segment for the quarter and six months ended June 30, 1999 were $188.4 million and $339.3 million, respectively. This compares to net sales of $193.1 million and $374.5 million, respectively, for the same periods in 1998. The decreases were primarily due to lower average sales prices for fuels, base oils and other refined petroleum products. Other income for this segment for the quarter and six months ended June 30, 1999 was $6.9 million and $12.1 million, respectively. This compares to $10.2 million and $20.4 million, respectively, for the same periods in 1998. The decrease in other income for the six months ended June 30, 1999 compared to the same period in 1998 was primarily due to lower equity earnings from Excel Paralubes, Pennzoil-Quaker State's base oil partnership with Conoco Inc., due to a scheduled turnaround. Operating loss from this segment for the quarter and six months ended June 30, 1999 was $3.6 million and $9.6 million, respectively. This compares to operating income of $7.0 million and $11.5 million, respectively, for the same periods in 1998. The decreases were primarily due to lower fuels margins and lower realized lube margins.

Fast Lube Operations

     Net sales for this segment for the quarter and six months ended June 30, 1999 were $111.1 million and $230.4 million, respectively. This compares to net sales of $84.0 million and $161.0 million, respectively, for the same periods in 1998. The increase in net sales is primarily due to the addition of Quaker State's Q Lube operations. Other income (loss) for this segment for the quarter and six months ended June 30, 1999 was $(1.0) million and $0.8 million, respectively. This compares to $3.2 million and $6.9 million, respectively, for the same periods in 1998. The decrease in other income was primarily due to lower gains on sales of assets. Operating loss from this segment for the quarter and six months ended June 30, 1999 was $1.0 million and $0.9 million, respectively. This compares to operating income of $6.9 million and $11.6 million, respectively, for the same periods in 1998. The decreases were primarily due to increased operating costs within company operated centers and higher selling, general and administrative expenses primarily related to one-time merger costs.
     During the second quarter of 1999, the Company sold and closed a significant number of company operated centers as part of the merging of the Q Lube stores into the Jiffy Lube system. Various company operated centers have been closed and others sold to franchisees to settle territorial and other disputes. As of June 30, 1999, the Company owned and operated approximately 750 centers. As of December 31, 1998 the Company owned and operated approximately 993 centers. Approximately $15.5 million in expenses were accrued in the fourth quarter of 1998 related to store closings. No additional accruals have been recorded related to store closings. No material gain or loss has been recognized related to sales of Company stores.

Corporate Administrative Expense

    Corporate administrative expense for the quarter and six months ended June 30, 1999 was $18.7 million and $40.5 million, respectively. This compares to $10.1 million and $19.6 million, respectively, for the same periods in 1998. The increases are primarily due to the addition of Quaker State and one-time merger costs.
     As a result of the Spin-off, PennzEnergy and Pennzoil-Quaker State have an arrangement to share certain services for a period of up to one year after the date of the Spin-off. Any or all of the services being provided may be discontinued by the Company with at least 30 days prior written notice of the discontinuation. Where corporate administrative costs can be directly associated with Pennzoil-Quaker State or PennzEnergy, fees are paid based upon actual costs of providing these services. Indirect administrative costs incurred are allocated through a monthly charge based on a formula that considers the relative total assets, sales and employees of the companies.
    Prior to the Spin-off, Pennzoil Company charged Pennzoil-Quaker State for all direct costs associated with its operations and indirect administrative costs were allocated through a monthly charge.

Capital Resources and Liquidity

      Cash Flow. As of June 30, 1999, Pennzoil-Quaker State had cash and cash equivalents of $37.1 million. During the six months ended June 30, 1999, cash and cash equivalents increased $22.2 million due primarily to higher cash provided by operations and increased sales of assets.
     For purposes of the condensed consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

     Debt Instruments and Repayments. In January 1999, Pennzoil-Quaker State, using funds from its commercial paper and money market facilities, repaid $370.0 million of borrowings under a Quaker State revolving credit agreement and terminated the revolving credit agreement. On March 30, 1999, Pennzoil-Quaker State issued debt in the form of $200.0 million of 6 3/4% Notes due April 1, 2009 and $400.0 million of 7 3/8% Debentures due April 1, 2029. The net proceeds of $592.2 million from the Notes and Debentures were used to pay down variable rate debt. Due to the issuance of the Notes and Debentures, Pennzoil-Quaker State reduced the capacity under its revolving credit facility from $1.0 billion to $700 million on March 30, 1999 as required by the credit facility agreement. There were no borrowings under this facility during the six months ended June 30, 1999.
     As of June 30, 1999, borrowings under Pennzoil-Quaker State's commercial paper programs totaling $276.1 million have been classified as long-term debt. Pennzoil-Quaker State also maintains a long-term credit facility with a Canadian bank, which provides for up to C$27 million through October 25, 1999. As of June 30, 1999, borrowings under the Company's Canadian facility totaling US$9.6 million have been classified as long-term debt. Such debt classification is based upon the availability of long-term credit facilities to refinance this facility and the Company's intent to maintain such commitments in excess of one year.
     Accounts Receivable. Pennzoil-Quaker State Company, through its wholly owned subsidiary Pennzoil Receivables Company ("PRC"), sells certain of its accounts receivable to a third party purchaser. PRC is a special limited purpose corporation and the assets of PRC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The Company increased and extended its one-year receivables sales facility in June 1999 to provide for ongoing sales of up to $160.0 million of accounts receivable. The Company's net accounts receivable sold under this facility totaled $156.8 million at June 30, 1999.
      The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $150.0 million, through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation ("PLCAC"). PLCAC is a special limited purpose corporation and the assets of PLCAC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. Through June 30, 1999, the Company has sold a total of $148.4 million of notes receivable under this agreement, of which $120.3 million were outstanding to the third party purchaser at June 30, 1999.


Year 2000 Issues

     The Company has conducted a review of its key computer systems and identified a number of systems that were affected by the year 2000 issue. The Company completed conversion of these non-compliant financial, operating, human resources and payroll systems to a new information technology system in 1998. In addition, the Company upgraded electronic commerce systems to compliant versions during the second quarter of 1999. Upgrades and standardization of network, infrastructure, desktop and communications systems to make these assets compliant were also completed in the second quarter of 1999 which includes the majority of the international locations. Upgrades and conversions for the remaining international locations will be completed by November 1999. Critical end-user spreadsheets and databases have been reviewed and converted to handle year 2000 processing. Any remaining end user systems will be completed by September 30, 1999. Validation testing of all critical hardware and software was completed during the second quarter of 1999. The only validation testing still in progress is for certain financial support systems such as tax reporting and reconciliation systems, the financial software used at some of the international locations, and four third-party datasets for the Jiffy Lube systems which will be completed by the end of August 1999.

     The only system replacements that have been accelerated to remedy non-compliance are the Company voicemail systems and the international desktop hardware, software, financial and operational systems. No major information technology projects have been deferred due to year 2000 compliance matters. Contingency planning for the information technology systems began in the second quarter of 1999. It includes backup, standby and storage of critical equipment and parts to reduce the impact of major service providers as well as providing for alternate processing locations and performing manual processes in the event of system unavailability. Contingency planning and testing of contingency plans should be completed by September 30, 1999.
     The Jiffy Lube Point of Sale system is year 2000 ready except for a third-party auxiliary component that provides vehicle make and model part information. This vendor-supplied dataset currently cannot accept information for year 2000 models. This component will be upgraded by September 30, 1999. Contingencies for this information would be to utilize other suppliers, which would be done by the time new model information is generally available in September 1999.
     The Company has conducted a comprehensive inventory and assessment of systems and devices with embedded chips in them, which included the manufacturing and non-manufacturing environments. The manufacturing environment which consists of refining, blending, storage and the movement of petrochemicals has the greatest inherent risk since embedded chip systems control and monitor these processes. Critical embedded chip systems have been remediated and tested for year 2000 readiness and were completed in the second quarter of 1999. At this time, two Company manufacturing facilities have three non-compliant control systems. One of these systems will be upgraded by September 30, 1999. A similar system was successfully upgraded and tested at the same facility in June 1999. The other two systems will be upgraded in August 1999 and by September 30, 1999, during a scheduled plant shutdown. Compliant versions of the software now exist for both systems and pilot tests of similar systems have been run at the Company's technology center. System testing will be performed at both facilities at the time of their upgrade. The only equipment with embedded chips still to be upgraded is a flow meter, a lab testing device, and a telephone system. These upgrades will be completed by the end of August 1999. Replacement and upgrades of embedded chip systems at international locations is over 75%
completed and tested. The remaining systems are to be completed and tested by September 30, 1999 or earlier. If for any reason these systems are still found to be non-compliant, additional plant or operations shutdowns could be necessary to conduct further remediation and testing. In addition, currently compliant control systems that have the potential for environmental, safety or business interruption impact have been tested during scheduled maintenance. Nevertheless, operation of these systems would be reduced or discontinued if a component is found to be non-compliant in order to prevent safety and environmental problems. Contingency planning is also underway to provide alternatives in the event these systems are partially or completely inoperable. The Company employed an independent engineering firm to inventory and assess the embedded chip equipment in use at company lube centers. All equipment was identified and assessed as year 2000 ready except for the emissions testing and a component of the car wash equipment because the internal software and hardware were not accessible. These two items require additional follow up with the vendor or the state agency issuing this equipment, which will be completed by August 31, 1999. However, this type of equipment is not a critical service to lube operations and in the event of an equipment failure, they would be temporarily discontinued until remediation is completed.

     The Company has contacted and continues to monitor year 2000 readiness of key suppliers, banks, customers and other unaffiliated companies that have business relationships with the Company. The Company could be adversely affected by the failure of these unaffiliated companies to adequately address the year 2000 issue. These assessments include activities such as face-to-face meetings, reviews of their year 2000 readiness programs and cooperative testing. Completion of this assessment ranges from 65% to 90% for all business units. Specific areas still being assessed are the local suppliers for two manufacturing and two marketing operations, governmental agencies, and third-party service providers. A special review of the assessment and contingency arrangements of key suppliers to the Jiffy Lube locations will be completed by September 1999 to ensure that critical parts and supplies will not be interrupted due to a year 2000 problem. Contingency planning for key suppliers and customers, which includes third-party business partners, infrastructure providers, and transportation vendors, was started in the second quarter of 1999. Contingencies include arrangements to mitigate the impact of disruptions from these outside sources. Contingency plans and testing of these plans will be completed by September 30, 1999.
     As with most companies, the Company anticipates more issues arising from international business partners, especially in the banking, utility, shipping and governmental segments. This assessment is currently underway and is 60% complete. Contingency planning is in progress and will be completed by September 30, 1999.
     Although the Company's primary focus has been to identify and remediate mission critical non-compliant systems and equipment, all non-critical systems and equipment have been included in this review.
     In addition, the Company has implemented internal procedures to respond cooperatively to inquiries from regulatory agencies and other businesses about its year 2000 program. The Company is actively involved in a joint industry effort through the American Petroleum Institute to collectively address the readiness of their common business partners such as utilities and governmental agencies, and to share approaches to solving the specific problems of each international location.
     Quaker State is continuing its year 2000 program after the merger. Quaker State has completed reviews of computer systems and embedded technologies at all locations, including its blending and packaging facilities. Hardware, software, and embedded systems are being upgraded or replaced by September 30, 1999. Blending equipment was upgraded for all but one blending site by June 30, 1999, with the last site to be completed by September 30, 1999. In addition, certain aspects of Quaker State's year 2000 program included not upgrading or replacing certain systems as they were deemed to be redundant as a result of the acquisition by the Company. The operating and financial systems for the lubricants business segments and the Canadian facility were made compliant by converting their business processes to the current Pennzoil-Quaker State systems, which was completed at the end of July 1999. At present, the Q Lube Point of Sale ("POS") software utilized in Q Lube stores is not year 2000 compliant. The software vendor released a compliant version in the second quarter of 1999. Current plans include the conversion of Q Lube locations, including information systems, to Jiffy Lube stores, which utilize compliant POS software. In the event the conversion is delayed, contingency plans provide for the remaining stores to upgrade to the compliant version of the Q Lube POS software. This upgrade would begin in September 1999 to allow enough time to complete the conversions. Contingency planning is to be completed by September 30, 1999.
     The Company's existing emergency response plan will be re-evaluated in the fourth quarter of 1999, using the latest information available for infrastructure services such as utilities. Adjustments to this plan will be made based on this information.

     If the above steps are not completed successfully in a timely manner, the Company's operations and financial performance could be adversely affected through disruptions in operations. Even if these steps are completed disruptions in operations could occur. Costs associated with such disruptions currently cannot be estimated. Both incremental historical and estimated future costs related to the year 2000 issue are not expected to be material to the financial position or results of operations of the Company for several reasons. Most of the remediation is being accomplished with upgrades to existing software that are under maintenance contracts. The implementation of the major information technology systems was not accelerated to remedy year 2000 problems. Independent quality assurance services and tools are being used to assure the reliability of the assessment and costs. These services will be supplemented with Company resources. Costs for all year 2000 activities are estimated to be less than $5.0 million.
     Forward-looking statements contained under "Year 2000 Issues" should be read in conjunction with the Company's disclosures under the heading: "Forward-Looking Statements - Safe Harbor Provisions."


Forward-Looking Statements - Safe Harbor Provisions

     This quarterly report on Form 10-Q of Pennzoil-Quaker State for the quarter ended June 30, 1999 contains certain forward-looking statements within the meaning of Section 27A of the
Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such
statements   constitute  forward-looking   statements   which,   by
definition, involve risks and uncertainties. Where, in any forward-looking statements, Pennzoil-Quaker State expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.
     The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; competition in the motor oil and marketing business; base oil margins and supply and demand in the base oil business; the success and cost of advertising and promotional efforts;
mechanical    failure   in   refining   operations;   unanticipated
environmental   liabilities;  changes  in   and   compliance   with
governmental regulations; changes in tax laws; and the cost and effects of legal proceeding.

                                          PART I. FINANCIAL INFORMATION - continued


The following table shows revenues and operating income by segment and other components of income.

                                                                      Three Months Ended               Six Months Ended
                                                                            June 30                        June 30
                                                                 ----------------------------    ----------------------------
                                                                    1999            1998(A)         1999            1998(A)
                                                                 -----------      -----------    -----------      -----------
                                                                            (Dollar amounts expressed in thousands)
                                                                                           (unaudited)
REVENUES
   Net sales
      Lubricants and Consumer Products                           $  518,265       $  252,819     $1,017,166       $  481,250
      Base Oil and Specialty Products                               188,441          193,123        339,344          374,514
      Fast Lube Operations                                          111,129           83,956        230,429          160,954
      Intersegment sales and other                                  (54,218)         (44,823)      (105,510)        (104,519)
                                                                 -----------      -----------    -----------      -----------
                                                                    763,617          485,075      1,481,429          912,199
                                                                 -----------      -----------    -----------      -----------

   Other income, net
      Lubricants and Consumer Products                                5,809            1,874          5,855            5,690
      Base Oil and Specialty Products                                 6,925           10,181         12,055           20,440
      Fast Lube Operations                                           (1,022)           3,180            777            6,892
      Other                                                            (743)          (1,341)        (1,649)          (2,810)
                                                                 -----------      -----------    -----------      -----------
                                                                     10,969           13,894         17,038           30,212
                                                                 -----------      -----------    -----------      -----------
   Total revenues                                                $  774,586       $  498,969     $1,498,467       $  942,411
                                                                 ===========      ===========    ===========      ===========

OPERATING INCOME
   Lubricants and Consumer Products                              $   51,568       $   25,299     $   93,646       $   45,704
   Base Oil and Specialty Products                                   (3,628)           7,041         (9,606)          11,476
   Fast Lube Operations                                                (978)           6,912           (866)          11,562
   Other                                                              7,251             (792)        10,780           (1,534)
                                                                 -----------      -----------    -----------      -----------
        Total operating income                                       54,213           38,460         93,954           67,208

Corporate administrative expense                                     18,728           10,106         40,540           19,573
Interest charges, net                                                21,081           17,411         38,822           34,157
                                                                 -----------      -----------    -----------      -----------
Income before income tax                                             14,404           10,943         14,592           13,478

Income tax provision                                                  8,102            4,893         10,509            6,829
                                                                 -----------      -----------    -----------      -----------

NET INCOME                                                       $    6,302       $    6,050     $    4,083       $    6,649
                                                                 ===========      ===========    ===========      ===========


RATIO OF EARNINGS TO FIXED CHARGES                                                                     1.21             1.32
                                                                                                 ===========      ===========

<F1>
(A)  Excludes Quaker State Corporation results.

                                          PART I. FINANCIAL INFORMATION - continued

                                                                    Three Months Ended                 Six Months Ended
                                                                          June 30                          June 30
                                                               ------------------------------    ------------------------------
                                                                   1999             1998(A)          1999             1998(A)
                                                               ------------      ------------    ------------      ------------
                                                                                           (unaudtied)
OPERATING DATA
--------------

LUBRICANTS AND CONSUMER PRODUCTS
  Total revenues (in thousands):
      Lubricants                                               $   376,037       $   207,884     $   730,645       $   399,048
      Consumer Products                                             90,149            16,134         184,515            29,113
      International                                                 58,071            31,070         108,019            58,730
      Eliminations & other                                            (183)             (395)           (158)               49
                                                               ------------      ------------    ------------      ------------
           Total revenues                                      $   524,074       $   254,693     $ 1,023,021       $   486,940
                                                               ============      ============    ============      ============

  Operating income (in thousands):
      Lubricants                                               $    36,323       $    27,704     $    72,861       $    52,391
      Consumer Products                                             13,925             2,361          24,311             4,912
      International                                                  4,028            (1,449)          5,611            (3,101)
      Division overhead                                             (2,708)           (3,317)         (9,187)           (8,498)
                                                               ------------      ------------    ------------      ------------
           Total operating income                              $    51,568       $    25,299     $    93,646       $    45,704
                                                               ============      ============    ============      ============

FAST LUBE OPERATIONS
  Domestic systemwide sales (in thousands)                     $  278,895        $  208,594      $  555,807        $  400,411
  Same center sales Jiffy Lube (in thousands)(B)               $  210,020        $  206,623      $  403,354        $  396,919
  Centers open                                                      2,147             1,556           2,147             1,556

BASE OIL AND SPECIALTY PRODUCTS (C)
  Raw materials processed (barrels per day)                        75,815            69,600          68,400            70,367
  Refining capacity (barrels per day)                              76,000            76,000          76,000            76,000
  Refiner's margin ($ per barrel)                              $     4.92        $     7.57      $     6.19        $     7.79
  Operating costs ($ per barrel)                               $     3.50        $     6.15      $     4.53        $     5.97
  Depreciation ($ per barrel)                                  $     1.08        $     1.14      $     1.20        $     1.13

  Refinery Feedstocks:
      Paraffinic Crude Oil                                            66%               69%             68%               71%
      Naphthenic Crued Oil                                             6%                7%              7%                7%
      Other Feedstocks and Blendstocks                                28%               24%             25%               22%

  Refinery Yields:
      Gasolines                                                       27%               31%             27%               30%
      Distillates                                                     33%               32%             32%               32%
      Lube Base Stocks                                                27%               26%             27%               24%
      Waxes                                                            3%                3%              3%                3%
      Other Products                                                  10%                8%             11%               11%

  Market Data:
      WTI Crude Oil ($ per barrel)                             $    17.66        $    14.69      $    15.35        $    15.32
      3-2-1 crack spread ($ per barrel) (D)                    $     1.62        $     3.89      $     1.50        $     3.23
      Base oil gross margin ($ per barrel) (E)                 $    16.38        $    19.87      $    17.77        $    20.08

<F1>
(A)  Excludes Quaker State Corporation statistics.
<F2>
(B)  Excludes Q Lube centers acquired from Quaker State Corporation.
<F3>
(C)  Includes Pennzoil-Quaker State's 50% ownership in Excel Paralubes.
<F4>
(D)  Regular unleaded gasoline and low sulphur diesel vs. WTI crude oil.
<F5>
(E)  Exxon 100N posting vs. WTI crude oil.


               PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)Annual Meeting of Shareholders
   May  6, 1999

(c)                                                             Broker
   Proposals               For     Against  Withheld  Abstain  Non-Votes

   Election of Directors
    Alfonso Fanjul      67,278,844    -     1,180,276    -        -
    Forrest R. Haselton 67,319,054    -     1,140,066    -        -
    Berdon Lawrence     67,305,288    -     1,153,832    -        -

   Approval of Appointment
    of Arthur Andersen LLP
    As Independent Public
    Accountants         67,954,374  350,394     -     154,352     -





Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits -

    12 Computation of Ratio of earnings to Fixed Charges for the six months ended June 30, 1999 and 1998.

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





August 12, 1999