Form 10-Q
period 1999-09-30
PENNZOIL QUAKER STATE CO
filed 1999-11-12
CIK 1068044

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington,  D.C.  20549



                             FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934


For the Quarter Ended September 30, 1999 Commission File No. 1-14501


                   PENNZOIL-QUAKER STATE COMPANY
      (Exact name of registrant as specified in its charter)

             Delaware                          76-0200625
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)


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

      Number of shares of stock were outstanding, as of latest practicable date, October 31, 1999:

           Common  Stock,  par  value $0.10 per  share,  77,973,067
shares.

                      PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

                                             PENNZOIL-QUAKER STATE COMPANY
                                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                                      (UNAUDITED)

                                                                       Three Months Ended                Nine Months Ended
                                                                         September 30                      September 30
                                                                  ----------------------------     ----------------------------
                                                                     1999            1998(A)          1999            1998(A)
                                                                  -----------      -----------     -----------      -----------
                                                                        (Expressed in thousands except per share amounts)
                                                                                             (Note 2)
REVENUES                                                          $  779,863       $  474,852      $2,278,330       $1,417,264

COSTS AND EXPENSES
   Cost of sales                                                     557,618          336,011       1,613,006          920,258
   Purchases from affiliate                                             -               5,513            -             109,839
   Selling, general and administrative                               173,405           91,330         491,385          254,777
   Depreciation and amortization                                      31,656           19,654          95,526           56,329
   Taxes, other than income                                            4,677            2,969          12,492            9,051
   Interest charges, net                                              20,143            3,028          58,965            8,975
   Affiliated interest                                                  -              14,204            -              42,414
                                                                  -----------      -----------     -----------      -----------
INCOME(LOSS)BEFORE INCOME TAX                                         (7,636)           2,143           6,956           15,621

Income tax provision (benefit)                                          (892)           1,507           9,617            8,336
                                                                  -----------      -----------     -----------      -----------
NET INCOME (LOSS)                                                 $   (6,744)      $      636      $   (2,661)      $    7,285
                                                                  ===========      ===========     ===========      ===========

BASIC AND DILUTED EARNINGS(LOSS)PER SHARE                         $    (0.09)      $     0.01      $    (0.03)      $     0.15
                                                                  ===========      ===========     ===========      ===========

DIVIDENDS PER COMMON SHARE                                        $   0.1875       $     -         $   0.5625       $     -
                                                                  ===========      ===========     ===========      ===========
AVERAGE SHARES OUTSTANDING:
   BASIC AND DILUTED                                                  77,874           47,847          77,760           47,847
                                                                  ===========      ===========     ===========      ===========
END OF PERIOD SHARES OUTSTANDING                                      77,926           47,847          77,926           47,847
                                                                  ===========      ===========     ===========      ===========




<F1>
(A)  Excludes Quaker State Corporation results.
<F2>
See Notes to Condensed Consolidated Financial Statements.

                                        PENNZOIL-QUAKER STATE COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                                            September 30,         December 31,
                                                                                1999                  1998
                                                                            -------------        -------------
                                                                             (Unaudited)
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                $      19,094        $      14,899
   Receivables                                                                    344,297              291,997
   Inventories                                                                    304,297              306,512
   Materials and supplies, at average cost                                         14,560               12,422
   Deferred income taxes                                                             -                  47,413
   Other current assets                                                            86,387               63,328
                                                                            -------------        -------------
Total current assets                                                              768,635              736,571

Property, plant and equipment, net                                                984,466            1,032,076
Deferred income taxes                                                              76,384               36,614
Goodwill                                                                        1,049,467            1,104,353
Other assets                                                                      195,847              235,380
                                                                            -------------        -------------

TOTAL ASSETS                                                                $   3,074,799        $   3,144,994
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                     $       1,074        $       1,283
   Accounts payable                                                               273,534              245,721
   Payroll accrued                                                                 25,526               18,734
   Other current liabilities                                                      121,936              147,609
                                                                            -------------        -------------
Total current liabilities                                                         422,070              413,347

Total long-term debt, less current maturities                                     990,079            1,026,054
Capital lease obligations, less current maturities                                 70,092               74,464
Other liabilities                                                                 279,674              280,922
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               1,761,915            1,794,787
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                            1,312,884            1,350,207
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   3,074,799        $   3,144,994
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                          PENNZOIL-QUAKER STATE COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                            September 30
                                                                                   ---------------------------------
                                                                                      1999                 1998(A)
                                                                                   -----------           -----------
                                                                                        (Expressed in thousands)
                                                                                              (Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $   (2,661)           $    7,285
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                                    95,526                56,329
      Deferred income tax                                                               6,751                20,421
      Distributions from equity investees
        in excess of earnings                                                           2,100                 8,856
      Other non-cash items                                                             14,407                12,238
      Changes in other operating assets and liabilities                               (54,935)             (102,501)
                                                                                   -----------           -----------
  Net cash provided by operating activities                                            61,188                 2,628
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                (50,395)              (43,349)
  Proceeds from sales of assets                                                        95,513                17,982
  Other investing activities                                                          (10,449)                8,916
                                                                                   -----------           -----------
  Net cash provided by (used in) investing activities                                  34,669               (16,451)
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt and capital lease obligation repayments                                       (637,581)               (6,401)
  Proceeds from note payable to affiliate                                                -                   17,735
  Proceeds from issuances of debt                                                     596,968                  -
  Dividends paid                                                                      (43,747)                 -
  Other financing activities                                                           (7,302)                 -
                                                                                   -----------           -----------
  Net cash provided by (used in) financing activities                                (91,662)               11,334
                                                                                   -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    4,195                (2,489)


CASH AND CASH EQUIVALENTS, beginning of period                                         14,899                 9,132
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   19,094            $    6,643
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

(2)Spin-off from Pennzoil Company and Acquisition of Quaker State -

     On December 30, 1998, Pennzoil Company distributed to its stockholders 47.8 million shares of common stock of its wholly
owned    subsidiary   Pennzoil-Quaker   State   (the    "Spin-off")
representing all of the shares of Pennzoil-Quaker State owned by Pennzoil Company, renamed PennzEnergy Company.
     Also, on December 30, 1998, Pennzoil-Quaker State acquired Quaker State Corporation ("Quaker State") in a merger transaction, and Quaker State became a wholly owned subsidiary of Pennzoil-
Quaker  State.   As  a result of the acquisition,  stockholders  of
Quaker State received 0.8204 of a share of common stock of Pennzoil-Quaker State in exchange for each share of Quaker State capital stock previously owned.
     Pennzoil-Quaker State accounted for the acquisition using the purchase method of accounting and, accordingly, has included the results of operations of Quaker State beginning on the date
acquired.   The purchase price, which was calculated based  on  the
market capitalization of Quaker State, was allocated to the assets and liabilities acquired based upon the estimated fair value of
those  assets  and  liabilities as of the  acquisition  date.   The
excess of the aggregate purchase price over estimated fair value of the net assets acquired has been reflected as goodwill in the condensed consolidated financial statements and is being amortized on a straight-line basis over 40 years.
     The condensed consolidated financial statements reflect the preliminary allocation of the purchase price. A final allocation of the purchase price will be made by the end of 1999. Pennzoil-
Quaker   State  does  not  anticipate  material  changes  in   this
allocation.
     At December 31, 1998, Pennzoil-Quaker State recognized certain liabilities related to the merger. Those liabilities related to Quaker State operations ($27.9 million) were recognized as an adjustment to the purchase price. Other liabilities accrued of $10.6 million that related to the acquiror (Pennzoil-Quaker State)
were  expensed.   During  the three months and  nine  months  ended
September 30, 1999, the $27.9 million liability related to the Quaker State operations was reduced by $.7 million and $13.1 million, respectively, primarily for severance paid to certain Quaker State employees. No additional liabilities were recorded in connection with the acquisition during the nine months ended September 30, 1999. The remaining accrual of $14.8 million at September 30, 1999 includes amounts for severance costs and relocation costs for certain Quaker State employees.

     During the three months and nine months ended September 30, 1999, the $10.6 million accrued liability related to the acquiror was reduced by $0.2 million and $4.5 million, respectively, primarily related to payments for resolving certain conflicts between Jiffy Lube and Q Lube franchise-operated service centers. No additional liabilities resulting from restructuring or reorganizations related to the acquisition of Quaker State were accrued during the nine months ended September 30, 1999. The remaining accrual of $6.1 million at September 30, 1999 includes amounts for costs of closing some Jiffy Lube company-operated fast lube service centers. During the three months and nine months ended September 30, 1999, the Company also incurred approximately $18.5 million and $46.1 million, respectively, in previously unaccrued expenses primarily due to post year-end acquisition-related systems integration costs, rationalization of Q Lube centers, Quaker State employee transition bonuses and key employee bonuses earned during the period.
     The Company expects to incur additional acquisition-related costs and expenses in future periods and will adjust the preliminary purchase price allocation or charge these amounts to income, as appropriate, depending on their nature. These future costs and expenses relate to additional facility closings, conflict resolution between franchise-operated service centers, employee severance, systems integration and conversion costs of Q Lube franchise-operated service centers. These costs and expenses are not accruable until a plan is formulated and approved and amounts are paid or certain obligations are contractually committed. The restructurings and reorganizations related to the Quaker State acquisition are expected to be completed in mid 2000.
     The following unaudited pro forma information for the nine months ended September 30, 1998 has been prepared as if the acquisition of Quaker State occurred on January 1, 1998 after including the additional amortization of goodwill, brands and other intangible assets, interest expense and related income tax effects. The unaudited pro forma information does not reflect adjustments for any estimated general and administrative expense savings, operational efficiencies and one-time costs related to the acquisition of Quaker State, nor is it necessarily indicative of future results of operations or results that would have actually occurred had the acquisition of Quaker State been consummated on January 1, 1998.

                                                           Nine months ended
                                                           September 30, 1998
                                                       ------------------------------
                                                       (Expressed in thousands except
                                                              per share amounts)
Revenues                                                      $  2,331,292
Net income                                                          27,953
Basic and diluted earnings per share                                  0.36


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

(4)  Summarized Financial Data of Excel Paralubes -

     Summarized financial information for Excel Paralubes, an equal partnership with Conoco Inc., which produces base oils for Pennzoil-Quaker State's lubricants business, for the three months and nine months ended September 30, 1999 and 1998 on a 100% basis follows:

                                                Three months ended September 30       Nine months ended September 30
                                                -------------------------------       ------------------------------
                                                   1999               1998                1999               1998
                                                -----------        -----------        ------------       -----------
                                                                     (Expressed in thousands)
                                                                            (Unadudited)
Revenues                                        $    91,079        $    77,079        $   216,217        $   208,098
Operating earnings                                   13,492             21,531             38,093             47,778
Net income                                            3,839             12,256              9,124             19,307


     Pennzoil-Quaker State's net investment in Excel Paralubes, carried as a credit balance of $53.0 million and $51.8 million at September 30, 1999 and December 31, 1998, respectively, is netted against other equity investments and included in other assets on the condensed consolidated balance sheet. Pennzoil-Quaker State's equity in Excel Paralubes' pretax income for the three months ended September 30, 1999 and 1998 of $1.9 million and $6.1 million, respectively, is included in revenues in the condensed consolidated statement of income. Pennzoil-Quaker State's equity in Excel Paralubes' pretax income for the nine months ended September 30, 1999 and 1998 was $4.6 million and $9.7 million, respectively.

(5)  Debt -

     In January 1999, Pennzoil-Quaker State, using funds from its commercial paper and money market facilities, repaid $370.0 million of borrowings under a Quaker State revolving credit agreement and terminated the revolving credit agreement. On March 30, 1999, Pennzoil-Quaker State issued debt in the form of $200.0 million of 6 3/4% Notes ("Notes") due April 1, 2009 and $400.0 million of 7 3/8% Debentures ("Debentures") due April 1, 2029. The net proceeds of $592.2 million from the Notes and Debentures were used to pay down variable rate debt. Due to the issuance of the Notes and
Debentures, Pennzoil-Quaker State reduced the capacity under its revolving credit facility from $1.0 billion to $700 million on March 30, 1999 as required by the credit facility agreement. There were no borrowings under this facility during the nine months ended September 30, 1999.
     As of September 30, 1999, borrowings under Pennzoil-Quaker State's commercial paper programs totaling $226.0 million have been classified as long-term debt. Such debt classification is based upon the availability of long-term credit facilities to refinance this facility and the Company's intent to maintain such commitments in excess of one year. Pennzoil-Quaker State also maintains a long-term credit facility with Canadian banks, which provides for up to C$27 million through October 29, 2000 with any outstanding borrowings on such date being converted into a term credit facility terminating on October 29, 2001. As of September 30, 1999, borrowings under the Company's Canadian facility totaling US$8.9 million have been classified as long-term debt.

(6)  Earnings Per Share -

     Computations for basic and diluted earnings (loss) per share for the three months and nine months ended September 30, 1999 and 1998 consist of the following:

                                      Three Months ended September 30    Nine months ended September 30
                                      -------------------------------    ------------------------------
                                          1999             1998(A)           1999              1998(A)
                                      -------------     ------------     ------------       -----------
                                           (Expressed in thousands except per share amounts)
Net income(loss)                      $     (6,744)     $       636      $    (2,661)       $    7,285
Basic and diluted weighted
   average shares (B)                       77,874           47,847           77,760            47,847
Basic and diluted earnings(loss)
   per share                                 (0.09)            0.01            (0.03)             0.15

<F1> (A)  Excludes Quaker State Corporation results and shares issued in the acquisition.
<F2> (B)  A weighted average number of options to purchase 6.9 million shares of common stock were outstanding for the three months and nine months ended September 30, 1999 and awards of 269.2 thousand and 291.3 thousand shares of common stock were outstanding for the three months and nine months ended September 30, 1999, respectively, but were not included in the computation of diluted earnings per share because these options and awards would have resulted in an antidilutive per share amount.


(7)  Use of Derivatives -

     In August 1999, Pennzoil-Quaker State approved a tactical hedging program to lock in the margin on up to fifty percent of its production of certain refined fuel products through the end of 1999. Pursuant to this strategy, Pennzoil-Quaker State entered into several futures contracts in August 1999. A gain of $0.2 million related to current period operations was recognized in cost of sales during the third quarter of 1999. The estimated fair value of the unrealized gain associated with the open futures contracts was $0.1 million at September 30, 1999.
     In order to hedge interest rate exposure on the Debentures issued in March 1999, in August 1998, Pennzoil-Quaker State entered into four interest rate locks covering a total of $100 million, based upon the 30-year Treasury rate. To achieve its hedged position, Pennzoil-Quaker State entered into forward rate agreements in which it would pay or receive the difference between
(1) the 30-year Treasury rate at the time the forward was entered into and (2) the 30-year Treasury rate at the time of maturity. These transactions qualified as a hedge of an anticipated transaction, whereby gains or losses from the interest rate hedges were deferred during the interim period with the offset to a payable or receivable. The hedge contracts matured in March 1999 when the Company issued $400 million of 30-year Debentures. The total loss of $ 2.1 million on the interest rate hedges was treated as an adjustment to the issue price of the Debentures, effectively creating a discount that will be amortized over the life of the borrowings.

(8)  Comprehensive Income -

     Effective January 1, 1998, Pennzoil-Quaker State adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that certain items that are excluded from net income but included as a component of total shareholders' equity be presented in the Company's financial statements. The components of Pennzoil-Quaker State's comprehensive income consist of foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities and minimum pension liability. Comprehensive income for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                                        Three months ended              Nine months ended
                                                           September 30                   September 30
                                                   ----------------------------    ----------------------------
                                                      1999            1998(A)         1999             1998 (A)
                                                   -----------      -----------    -----------       -----------
                                                                     (Expressed in thousands)
                                                                            (Unadudited)
Net income(loss)                                   $    (6,744)     $       636    $    (2,661)      $     7,285
Other comprehensive income, net of tax                   7,145           (1,098)         6,206            (2,182)
                                                   ------------     ------------   ------------      ------------
Comprehensive income                               $       401      $      (462)   $     3,545       $     5,103
                                                   ============     ============   ============      ============

<F1> (A) Excludes Quaker State Corporation results.

(9)  Transactions with PennzEnergy Company -

     As a result of the Spin-off, PennzEnergy and Pennzoil-Quaker State entered into an arrangement to share certain services for a period of up to one year after the date of the Spin-off. Any or all of the services being provided may be discontinued by the
Company  with  at  least  30  days  prior  written  notice  of  the discontinuation. Where corporate administrative costs can be directly associated with Pennzoil-Quaker State or PennzEnergy, now Devon Energy Corporation, fees are paid based upon actual costs of providing these services. Indirect administrative costs incurred are allocated through a monthly charge based on a formula that considers the relative total assets, sales and employees of the companies.

(10)  Cash Flow Information -

      Cash paid for interest during the nine months ended September 30, 1999 and 1998 was $30.5 million and $8.7 million, respectively. Pennzoil-Quaker State Company received a $27.3 million income tax refund in the third quarter of 1999. Income taxes paid, net of the tax refund, during the nine months ended September 30, 1999 was a net refund of $26.6 million. There were no income tax payments made or refunds during the nine months ended September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Pennzoil-Quaker State's operations are conducted primarily through the following three segments: (1) Lubricants and Consumer Products, (2) Base Oil and Specialty Products and (3) Fast Lube Operations.
      Results of operations of Pennzoil-Quaker State do not include Quaker State's results of operations for 1998. The assets and liabilities of Quaker State are included in Pennzoil-Quaker State's condensed consolidated balance sheet for the periods presented. In addition, operating results for the three months and nine months ended September 30, 1998 include certain affiliated charges for interest and services provided by Pennzoil Company prior to the Spin-off.

Results of Operations

     Net sales for Pennzoil-Quaker State for the quarter and nine months ended September 30, 1999 were $766.8 million and $2,248.3 million, respectively. This compares with net sales of $457.7 million for the quarter ended September 30, 1998 and $1,369.9 million for the nine months ended September 30, 1998. The increases for the quarter and nine months ended September 30, 1999 compared to the same periods in 1998 are primarily due to the acquisition of Quaker State. Purchases from affiliate for the three and nine months ended September 30, 1998 relate to purchases of crude oil at market prices from Pennzoil Company. Pennzoil-Quaker State began purchasing crude oil primarily from unrelated third parties in the third quarter of 1998.
     Net loss for the quarter and nine months ended September 30, 1999 was $6.7 million, or 9 cents per basic share and $2.7 million, or 3 cents per basic share, respectively. This compares with net income of $.6 million, or 1 cent per basic share for the quarter ended September 30, 1998 and $7.3 million, or 15 cents per basic share for the nine months ended September 30, 1998. Net income for three months and nine months ended September 30, 1999 included pretax charges of $18.5 million and $46.1 million, respectively, due to one-time costs (legal, severance, rationalization of Q Lube centers and other charges) associated with the Company's merger with Quaker State.

Lubricants and Consumer Products

     Net sales for this segment for the quarter and nine months ended September 30, 1999 were $485.5 million and $1,502.6 million, respectively. This compares to net sales of $242.2 million and $723.5 million, respectively, for the same periods in 1998. The increases in net sales are primarily due to the acquisition of Quaker State and higher lubricating product sales volumes. Other income for this segment for the quarter and nine months ended September 30, 1999 was $2.4 million and $8.2 million, respectively. This compares to $1.8 million and $7.5 million, respectively, for the same periods in 1998. Operating income from this segment for the quarter and nine months ended September 30, 1999 was $45.1 million and $138.7 million, respectively. This compares to $27.0 million and $72.7 million, respectively, for the same periods in 1998. The increases were also primarily due to the acquisition of Quaker State. Higher lubricating products sales volumes also contributed to the increases, which were partially offset by one-time merger costs.

Base Oil and Specialty Products

     Net sales for this segment for the quarter and nine months ended September 30, 1999 were $236.7 million and $576.0 million, respectively. This compares to net sales of $184.4 million and $558.9 million, respectively, for the same periods in 1998. The increase in sales revenue is primarily due to increases in the average sales prices for fuels, base oils and other petroleum products, whose sales prices have increased as a result of higher costs of crude oil and other feedstocks. Sales prices of refined products, while increasing, generally have not kept pace with rising costs of crude oil and other feedstocks resulting in a deterioration of product margin. Product margin, defined as net sales less feedstock costs, decreased $21.9 million for the third quarter ended September 30, 1999 compared to the same period in 1998. Product margin for the nine months ended September 30, 1999 decreased $54.1 million compared to the same period in 1998. Partially offsetting these decreases in product margins were lower operating expenses for both the quarter and nine months ended September 30, 1999, as compared to the same periods in 1998. Other income for the quarter and nine months ended September 30, 1999 was $10.4 million and $22.5 million, respectively. This compares to other income of $12.2 million and $32.6 million, respectively, for the same periods in 1998. The decrease in other income for the quarter and nine months ended September 30, 1999 is primarily due to lower results from Excel Paralubes, Pennzoil-Quaker State's base oil partnership with Conoco Inc.. Lower results from Excel Paralubes were primarily due to lower base oil margins as a result of higher feedstock costs.

     Primarily as a result of the lower margins discussed above, the segment reported an operating loss of $9.1 million for the quarter ended September 30, 1999 compared to operating income of $4.6 million for the same period in 1998. The segment reported an operating loss of $18.7 million for the nine months ended September 30, 1999 compared to operating income of $16.1 million for the same period in 1998

Fast Lube Operations

     Net sales for this segment for the quarter and nine months ended September 30, 1999 were $101.1 million and $331.5 million, respectively. This compares to net sales of $83.4 million and $244.3 million, respectively, for the same periods in 1998. The increase in net sales is primarily due to the addition of Quaker State's Q Lube operations. Other income for this segment for the quarter and nine months ended September 30, 1999 was $2.0 million and $2.8 million, respectively. This compares to $4.5 million and $11.4 million, respectively, for the same periods in 1998. The decrease in other income was primarily due to lower gains on sales of assets. Operating loss from this segment for the quarter and nine months ended September 30, 1999 was $.3 million and $1.2 million, respectively. This compares to operating income of $1.0 million and $12.5 million, respectively, for the same periods in 1998. The decreases were primarily due to increased operating costs within company operated centers and higher selling, general and administrative expenses primarily related to one-time merger costs.
     During the third quarter of 1999, the Company sold and closed a significant number of company operated centers as part of the merging of the Q Lube stores into the Jiffy Lube system. Various company operated centers have been closed and others sold to franchisees to settle territorial and other disputes. As of September 30, 1999, the Company owned and operated approximately 661 centers. As of December 31, 1998 the Company owned and operated approximately 993 centers. Approximately $15.5 million in expenses were accrued in the fourth quarter of 1998 related to store closings. No additional accruals have been recorded related to store closings. No material gain or loss has been recognized related to sales of Company stores.

Corporate Administrative Expense

     Corporate administrative expense for the quarter and nine months ended September 30, 1999 was $17.5 million and $58.0 million, respectively. This compares to $12.5 million and $32.0 million, respectively, for the same periods in 1998. The increases are primarily due to the addition of Quaker State and one-time merger costs.
     As a result of the Spin-off, PennzEnergy and Pennzoil-Quaker State entered into an arrangement to share certain services for a period of up to one year after the date of the Spin-off. Any or all of the services being provided may be discontinued by the
Company  with  at  least  30  days  prior  written  notice  of  the discontinuation. Where corporate administrative costs can be directly associated with Pennzoil-Quaker State or PennzEnergy, now Devon Energy Corporation, fees are paid based upon actual costs of providing these services. Indirect administrative costs incurred are allocated through a monthly charge based on a formula that considers the relative total assets, sales and employees of the companies.
    Prior to the Spin-off, Pennzoil Company charged Pennzoil-Quaker State for all direct costs associated with its operations and indirect administrative costs were allocated through a monthly charge.

Capital Resources and Liquidity

     Cash Flow. As of September 30, 1999, Pennzoil-Quaker State had cash and cash equivalents of $19.1 million. During the nine
months   ended  September  30,  1999,  cash  and  cash  equivalents increased $4.2 million. For the nine months ended September 30, 1999 cash flow generated from operations of $61.2 million and net proceeds received from the sale of assets of $95.5 million were used primarily for the reduction of long-term debt, for payment of cash dividends, capital expenditures and one-time costs associated with the merger with Quaker State.
     For purposes of the condensed consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.
     Debt Instruments and Repayments. In January 1999, Pennzoil-Quaker State, using funds from its commercial paper and money market facilities, repaid $370.0 million of borrowings under a
Quaker   State  revolving  credit  agreement  and  terminated   the
revolving  credit agreement.   On March 30,  1999,  Pennzoil-Quaker
State issued debt in the form of $200.0 million of 6 3/4% Notes due April 1, 2009 and $400.0 million of 7 3/8% Debentures due April 1,
2029.   The  net  proceeds of $592.2 million  from  the  Notes  and
Debentures were used to pay down variable rate debt.   Due  to  the
issuance  of  the  Notes  and  Debentures,   Pennzoil-Quaker  State
reduced the capacity under its revolving credit facility from $1.0 billion to $700 million on March 30, 1999 as required by the credit facility agreement. There were no borrowings under this facility during the nine months ended September 30, 1999.
     As of September 30, 1999, borrowings under Pennzoil-Quaker State's commercial paper programs totaling $226.0 million have been classified as long-term debt. Such debt classification is based upon the availability of long-term credit facilities to refinance this facility and the Company's intent to maintain such commitments in excess of one year. Pennzoil-Quaker State also maintains a long-term credit facility with a Canadian bank, which provides for up to
C$27   million  through  October  29,  2000  with  any  outstanding borrowings on such date being converted into a term credit facility
terminating  on  October  29, 2001.   As  of  September  30,  1999,
borrowings under the Company's Canadian facility totaling US$8.9 million have been classified as long-term debt.
     Accounts Receivable. Pennzoil-Quaker State Company, through its wholly owned subsidiary Pennzoil Receivables Company ("PRC"),
sells   certain  of  its  accounts  receivable  to  a  third  party
purchaser.   PRC is a special limited purpose corporation  and  the
assets  of  PRC are available solely to satisfy the claims  of  its own  creditors  and  not  those  of Pennzoil-Quaker  State  or  its
affiliates.   The  Company  increased  and  extended  its  one-year
receivables sales facility in June 1999 to provide for ongoing sales of up to $160.0 million of accounts receivable. The Company's net accounts receivable sold under this facility totaled $150.6 million at September 30, 1999.
     The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $200.0 million, through a wholly owned subsidiary,
Pennzoil Lube Center Acceptance Corporation ("PLCAC").   PLCAC is a
special limited purpose corporation and the assets of PLCAC are available solely to satisfy the claims of its own creditors and not
those   of  Pennzoil-Quaker  State  or  its  affiliates.    Through
September 30, 1999, the Company has sold a total of $168.9 million of notes receivable under this agreement, of which $137.7 million were outstanding to the third party purchaser at September 30, 1999.

Year 2000 Issues

     The Company has conducted a review of its key computer systems and identified a number of systems that were affected by the year 2000 issue. The Company completed conversion of these non-compliant financial, operating, human resources and payroll systems to a new information technology system in 1998. In addition, the Company upgraded electronic commerce systems to compliant versions during the second quarter of 1999. Upgrades and standardization of network, infrastructure, desktop and communications systems to make these assets compliant were also completed in the second quarter of 1999. Critical end-user spreadsheets and databases have been reviewed and converted to handle year 2000 processing. Validation testing of all critical hardware and software was completed during the second quarter of 1999 except for four third-party datasets for the Jiffy Lube systems, which will be completed by the end of November 1999. The Jiffy Lube Point of Sale ("POS") system is year 2000 ready notwithstanding a third-party auxiliary component that provides electronic lookup of vehicle make and model part information. The programming needed to load certain models to the POS system will be completed by November 30, 1999. In the meantime, this information can be manually retrieved from printed catalogs.
     The only system replacements that have been accelerated to remedy non-compliance are the Company voicemail systems and the international desktop hardware, software, financial and operational systems. No major information technology projects have been deferred due to year 2000 compliance matters. Contingency planning for the information technology systems includes backup, standby and storage of critical equipment and parts to reduce the impact of major service providers as well as providing for alternate processing locations and performing manual processes in the event of system unavailability. Contingency planning and testing of contingency plans will be completed by November 30, 1999.
     The Company has conducted a comprehensive inventory and assessment of systems and devices with embedded chips, which included the manufacturing and non-manufacturing environments. The manufacturing environment which consists of refining, blending, storage and the movement of petrochemicals has the greatest inherent risk since embedded chip systems control and monitor these processes. Critical embedded chip systems have been remediated and tested for year 2000 readiness and were completed in the third quarter of 1999.
     The Company employed an independent engineering firm to inventory and assess the embedded chip equipment in use at selected company lube centers. All equipment was identified and assessed as year 2000 ready except for the emissions testing and a component of the car wash equipment because the internal software and hardware were inaccessible. These two items require additional follow up with the vendor or the state agency issuing this equipment, which will be completed by November 30, 1999. However, this type of equipment is not a critical service to lube operations and in the event of an equipment failure, they would be temporarily discontinued until remediation is completed.
     The Company has contacted and continues to monitor year 2000 readiness of key suppliers, banks, customers and other unaffiliated companies that have business relationships with the Company. The Company could be adversely affected by the failure of these unaffiliated companies to adequately address the year 2000 issue. These assessments include activities such as face-to-face meetings, reviews of their year 2000 readiness programs and cooperative testing. Assessments for all business units are complete except for final follow-up with governmental agencies, third-party service providers, and key suppliers to the blending facilities and Jiffy Lube locations. Contingency plans include arrangements to mitigate the impact of disruptions from outside sources  and  to  ensure that supplies of critical  lubricants  and parts will not be interrupted due to a year 2000 problem. The above efforts will be completed by November 30, 1999.

     Although the Company's primary focus has been to identify and remediate mission critical non-compliant systems and equipment, all non-critical systems and equipment have been included in this review.
     In addition, the Company has implemented internal procedures to respond cooperatively to inquiries from regulatory agencies and other businesses about its year 2000 program. The Company is actively involved in a joint industry effort through the American Petroleum Institute to collectively address the readiness of their common business partners such as utilities and governmental agencies, and to share approaches to solving specific problems.
     Quaker State is continuing its year 2000 program after the merger. Quaker State has completed reviews of computer systems and embedded technologies at all locations, including its blending and packaging facilities. Hardware, software, and embedded systems were upgraded or replaced by October 1999. In addition, certain aspects of Quaker State's year 2000 program included not upgrading or replacing certain systems as they were deemed to be redundant as a result of the acquisition by the Company. The operating and financial systems for the lubricants business segments and the Canadian facility were made compliant by converting their business processes to the current Pennzoil-Quaker State systems, which was completed at the end of July 1999. At present, the Q Lube POS software utilized in Q Lube stores is not year 2000 compliant. The software vendor released a compliant version in the second quarter of 1999. Current plans include the conversion of Q Lube locations, including information systems, to Jiffy Lube stores, which utilize compliant POS software. In the event the conversion is delayed, contingency plans provide for the remaining stores to upgrade to the compliant version of the Q Lube POS software. This upgrade would begin in December 1999 to allow enough time to complete the conversions.
     International operations represents approximately 7% of total Pennzoil-Quaker State Company revenues, and consists predominantly of sales and marketing offices and blending and packaging operations which generally have less integrated complex systems and equipment. Nevertheless, international operations continue its
efforts   to   complete  its  year  2000  program.   Upgrades   and
standardization of network, infrastructure, desktop and communications systems for the majority of the international locations are now complete with the exception of three locations. The remaining upgrading and testing will be completed by the end of November 1999. All international sites now have compliant end user systems and financial software with the exception of one site. This site is finalizing its conversion in November 1999. The majority of the sites have also completed validation testing of their financial software. Testing is expected to be complete by the end of November 1999, as well.
     Replacement   and  upgrades  of  embedded  chip   systems   at
international locations has been completed, and management is conducting a final review of several mission critical laboratory, process control and environmental systems, which is to be completed by mid-November 1999. The majority of this type of equipment is used to monitor and control production only. If, for any reason, these systems are still found to be non-compliant after this review, they will be operated in a manual mode until further renovation and testing is completed. In addition, all currently compliant control systems that have potential for environmental, safety, or business interruption impact will be tested during scheduled maintenance. Contingency planning is also underway to ensure smooth transitions to alternatives such as manual processes in the event these systems are partially or completely inoperable.

     As  with  most companies, the Company anticipates more  issues arising from international business partners, especially in the banking, utility, shipping and governmental segments. International operations has contacted and continues to monitor the year 2000 readiness of key suppliers, banks, customers and other unaffiliated companies that have business relationships with the Company. These assessments include activities such as face-to-face meetings, reviews of their year 2000 readiness programs and cooperative testing. This assessment is currently underway and is approximately 80% complete. Final contingency planning includes efforts to lessen the impact of disruptions from these outside sources. This planning effort will be completed by the end of November 1999.
     The Company's existing emergency response plan will be re-evaluated in the fourth quarter of 1999, using the latest information available for infrastructure services such as utilities. Adjustments to this plan are being made based on this information.
     If the above steps are not completed successfully in a timely manner, the Company's operations and financial performance could be adversely affected through disruptions in operations. Even if these steps are completed disruptions in operations could occur. Costs associated with such disruptions currently cannot be estimated. Both incremental historical and estimated future costs related to the year 2000 issue are not expected to be material to the financial position or results of operations of the Company for several reasons. Most of the remediation is being accomplished with upgrades to existing software that are under maintenance contracts. The implementation of the major information technology systems was not accelerated to remedy year 2000 problems. Independent quality assurance services and tools are being used to assure the reliability of the assessment and costs. These services will be supplemented with Company resources. Costs for all year 2000 activities are estimated to be less than $5.0 million.
     Forward-looking statements contained under "Year 2000 Issues" should be read in conjunction with the Company's disclosures under the heading: "Forward-Looking Statements - Safe Harbor Provisions."


Forward-Looking Statements - Safe Harbor Provisions

     This quarterly report on Form 10-Q of Pennzoil-Quaker State for the quarter ended September 30, 1999 contains certain forward-looking statements within the meaning of Section 27A of the
Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such
statements   constitute  forward-looking   statements   which,   by
definition, involve risks and uncertainties. Where, in any forward-looking statements, Pennzoil-Quaker State expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.
     The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; competition in the motor oil and marketing business; base oil margins and supply and demand in the base oil business; the success and cost of advertising and promotional efforts;
mechanical    failure   in   refining   operations;   unanticipated
environmental   liabilities;  changes  in   and   compliance   with
governmental regulations; changes in tax laws; and the cost and effects of legal proceeding.

The following table shows revenues and operating income by segment and other components of income.

                                                                      Three Months Ended              Nine Months Ended
                                                                        September 30                    September 30
                                                                 ----------------------------    ----------------------------
                                                                    1999            1998(A)         1999            1998(A)
                                                                 -----------      -----------    -----------      -----------
                                                                            (Dollar amounts expressed in thousands)
                                                                                           (unaudited)
REVENUES
   Net sales
      Lubricants and Consumer Products                           $  485,476       $  242,196     $1,502,642       $  723,446
      Base Oil and Specialty Products                               236,682          184,406        576,026          558,920
      Fast Lube Operations                                          101,078           83,356        331,507          244,310
      Intersegment sales and other                                  (56,394)         (52,254)      (161,904)        (156,773)
                                                                 -----------      -----------    -----------      -----------
                                                                    766,842          457,704      2,248,271        1,369,903
                                                                 -----------      -----------    -----------      -----------

   Other income, net
      Lubricants and Consumer Products                                2,353            1,779          8,208            7,469
      Base Oil and Specialty Products                                10,427           12,157         22,482           32,597
      Fast Lube Operations                                            1,994            4,539          2,771           11,431
      Other                                                          (1,753)          (1,327)        (3,402)          (4,136)
                                                                 -----------      -----------    -----------      -----------
                                                                     13,021           17,148         30,059           47,361
                                                                 -----------      -----------    -----------      -----------
   Total revenues                                                $  779,863       $  474,852     $2,278,330       $1,417,264
                                                                 ===========      ===========    ===========      ===========

OPERATING INCOME
   Lubricants and Consumer Products                              $   45,051       $   26,955     $  138,697       $   72,659
   Base Oil and Specialty Products                                   (9,103)           4,606        (18,709)          16,082
   Fast Lube Operations                                                (330)             985         (1,196)          12,547
   Other                                                             (5,622)            (703)         5,158           (2,237)
                                                                 -----------      -----------    -----------      -----------
        Total operating income                                       29,996           31,843        123,950           99,051

Corporate administrative expense                                     17,489           12,468         58,029           32,041
Interest charges, net                                                20,143           17,232         58,965           51,389
                                                                 -----------      -----------    -----------      -----------
Income(loss)before income tax                                        (7,636)           2,143          6,956           15,621

Income tax provision (benefit)                                         (892)           1,507          9,617            8,336
                                                                 -----------      -----------    -----------      -----------

NET INCOME(LOSS)                                                 $   (6,744)      $      636     $   (2,661)      $    7,285
                                                                 ===========      ===========    ===========      ===========


RATIO OF EARNINGS TO FIXED CHARGES                                                                     1.10             1.25
                                                                                                 ===========      ===========

<F1>
(A)  Excludes Quaker State Corporation results.


                                                                    Three Months Ended                Nine Months Ended
                                                                      September 30                      September 30
                                                               ------------------------------    ------------------------------
                                                                   1999             1998(A)          1999             1998(A)
                                                               ------------      ------------    ------------      ------------
                                                                                           (unaudtied)
OPERATING DATA
--------------

LUBRICANTS AND CONSUMER PRODUCTS
  Total revenues (in thousands):
      Lubricants                                               $   353,107       $   199,978     $ 1,083,752       $   599,026
      Consumer Products                                             80,968            15,092         265,483            44,205
      International                                                 53,662            28,527         161,681            87,257
      Eliminations & other                                              92               378             (66)              427
                                                               ------------      ------------    ------------      ------------
           Total revenues                                      $   487,829       $   243,975     $ 1,510,850       $   730,915
                                                               ============      ============    ============      ============

  Operating income (in thousands):
      Lubricants                                               $    37,711       $    28,989     $   110,572       $    81,380
      Consumer Products                                              8,819             2,609          33,129             7,521
      International                                                  3,436            (2,156)          9,098            (5,257)
      Division overhead                                             (4,915)           (2,487)        (14,102)          (10,985)
                                                               ------------      ------------    ------------      ------------
           Total operating income                              $    45,051       $    26,955     $   138,697       $    72,659
                                                               ============      ============    ============      ============

FAST LUBE OPERATIONS
  Domestic systemwide sales (in thousands)                     $  253,579        $  209,961      $  809,386        $  610,402
  Same center sales Jiffy Lube (in thousands)(B)               $  201,428        $  197,750      $  582,163        $  569,434
  Centers open                                                      2,117             1,574           2,117             1,574

BASE OIL AND SPECIALTY PRODUCTS (C)
  Raw materials processed (barrels per day)                        74,895            70,857          70,548            72,064
  Refining capacity (barrels per day)                              76,000            76,000          76,000            76,000
  Refiner's margin ($ per barrel)                              $     5.01        $     8.36      $     5.55        $     8.09
  Operating costs ($ per barrel)                               $     4.67        $     6.14      $     4.58        $     6.08
  Depreciation ($ per barrel)                                  $     1.08        $     1.14      $     1.16        $     1.11

  Refinery Feedstocks:
      Paraffinic Crude Oil                                            62%               65%             66%               67%
      Naphthenic Crude Oil                                             8%                7%              7%                7%
      Other Feedstocks and Blendstocks                                30%               28%             27%               26%

  Refinery Yields:
      Gasolines                                                       27%               28%             28%               29%
      Distillates                                                     33%               30%             33%               31%
      Lube Base Stocks                                                27%               27%             27%               25%
      Waxes                                                            2%                2%              2%                2%
      Other Products                                                  11%               13%             10%               13%

  Market Data:
      WTI Crude Oil ($ per barrel)                             $    21.72        $    14.15      $    17.47        $    14.93
      3-2-1 crack spread ($ per barrel) (D)                    $     2.81        $     2.30      $     1.94        $     2.92
      Base oil gross margin ($ per barrel) (E)                 $    14.49        $    18.98      $    16.67        $    19.74

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

                      PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

     12 Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1999 and 1998.

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





November 12, 1999