Form 10-K405
period 1999-12-31
PENNZOIL QUAKER STATE CO
filed 2000-03-09
CIK 1068044

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

                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999          COMMISSION FILE NO. 1-14501

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $884.2 million as of January 31, 2000.

     Number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practicable date, January 31, 2000: Common Stock, par value $0.10 per share: 78,160,971.

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE COMPANY'S 2000 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT ON FORM 10-K).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS -- SAFE HARBOR PROVISIONS

     This annual report on Form 10-K of Pennzoil-Quaker State Company for the year ended December 31, 1999 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements (i) under the captions (a) "Lubricants and Consumer Products," (b) "Fast Lube Operations" and (c) "Base Oil and Specialty Products" under "Item 1. Business and Item 2. Properties" and (ii) under the captions (a) "Results of Operations," (b) "Disclosures About Market Risk" and (c) "Capital Resources and Liquidity" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Where, in any forward-looking statement, Pennzoil-Quaker State Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

                                     PART I

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES.

     Pennzoil-Quaker State Company (the "Company" or "Pennzoil-Quaker State") is a premier worldwide automotive aftermarket products and consumer car care company. The Company is engaged primarily in the manufacturing and marketing of lubricants and car care products, in the franchising, ownership and operation of fast lube centers and in the manufacturing of base oils and specialty industrial products. Pennzoil-Quaker State has strong brand-name recognition in key product categories such as motor oil with Pennzoil(R), Quaker State(R) and Wolf's Head(R), fast lube centers with Jiffy Lube(R) and car care products with Slick 50(R), Rain-X(R), Blue Coral(R), Black Magic(R), Westley's(R), Medo(R), Axius(TM), Gumout(R), Fix-A-Flat(R), The Outlaw(R), Snap(R), Classic(R) car wax, Pennzoil Roadside(TM) Rescue(R) and others.

     Pennzoil-Quaker State is the result of the consolidation and separation on December 30, 1998 (the "Spin-off") of the lubricants and consumer products, fast lube and base oil and specialty products operations of Pennzoil Company and the acquisition by the Company of Quaker State Corporation ("Quaker State") in a merger transaction immediately following the Spin-off. Reference is made to Note 2 of Notes to Consolidated Financial Statements for additional information.

SEGMENT FINANCIAL INFORMATION

     Pennzoil-Quaker State's businesses are organized, managed and internally reported as three segments. The segments, which are based on differences in products and services, are (1) lubricants and consumer products, (2) fast lube operations and (3) base oils and specialty products. These segments have worldwide responsibility for virtually all of the Company's product lines.

     Transactions between reportable segments are recorded at market. The majority of intersegment sales are from the base oil and specialty products segment to the lubricants and consumer products segment. The Company excludes interest expense and income tax expense or benefit from segment profit or loss. Reference is made to Note 14 of Notes to Consolidated Financial Statements for additional segment financial information and for financial information about geographic areas.

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
                                                                 (EXPRESSED IN THOUSANDS)
                      NET SALES(1)
Lubricants and Consumer Products(2)......................  $1,894,280   $  960,493   $  966,195
Fast Lube Operations(2)..................................     423,413      322,704      316,068
Base Oil and Specialty Products(3).......................     853,073      717,358      916,759
Other....................................................         296          248          264
Intersegment Sales.......................................    (219,706)    (199,127)    (217,138)
                                                           ----------   ----------   ----------
                                                           $2,951,356   $1,801,676   $1,982,148
                                                           ==========   ==========   ==========
              OPERATING INCOME (LOSS)(1)(4)
Lubricants and Consumer Products(2)......................  $  166,477   $   55,923   $   76,460
Fast Lube Operations(5)..................................     (16,435)      (4,054)      24,492
Base Oil and Specialty Products(6).......................     (13,154)      16,003       19,375
Impairment of Long-Lived Assets(7).......................    (493,910)     (29,613)          --
Other....................................................       3,366       (8,099)       1,919
                                                           ----------   ----------   ----------
                                                             (353,656)      30,160      122,246
Corporate Administrative Expense(2)......................      81,134       44,422       54,810
Interest Expense(2)......................................      80,588       69,943       61,780
Income Tax Provision (Benefit)...........................    (194,447)     (38,338)       6,245
                                                           ----------   ----------   ----------
          Net Loss.......................................  $ (320,931)  $  (45,867)  $     (589)
                                                           ==========   ==========   ==========


                 IDENTIFIABLE ASSETS(1)
Lubricants and Consumer Products(7)......................  $1,598,767   $1,667,429   $  371,057
Fast Lube Operations(8)..................................     428,954      527,387      348,764
Base Oil and Specialty Products(7)(9)....................     174,650      700,546      757,042
Other(8).................................................     530,850      249,632       82,760
                                                           ----------   ----------   ----------
                                                           $2,733,221   $3,144,994   $1,559,623
                                                           ==========   ==========   ==========
            DEPRECIATION AND AMORTIZATION(1)
Lubricants and Consumer Products.........................  $   58,832   $   23,709   $   17,885
Fast Lube Operations.....................................      33,060       24,507       21,439
Base Oil and Specialty Products..........................      26,437       28,169       25,153
Other....................................................       5,034          825           13
                                                           ----------   ----------   ----------
                                                           $  123,363   $   77,210   $   64,490
                                                           ==========   ==========   ==========
               CAPITAL EXPENDITURES(1)(10)
Lubricants and Consumer Products.........................  $   23,785   $   23,739   $   32,310
Fast Lube Operations.....................................      18,481       28,651       25,836
Base Oil and Specialty Products(11)......................       7,510       18,352       89,648
Other(12)................................................      28,338       17,598           --
                                                           ----------   ----------   ----------
                                                           $   78,114   $   88,340   $  147,794
                                                           ==========   ==========   ==========

---------------

 (1) On December 30, 1998, the Company acquired Quaker State in a merger transaction. Reference is made to Note 2 of Notes to Consolidated Financial Statements for additional information. Net sales, operating income (loss), depreciation and amortization and capital expenditures for 1998 and 1997 do not include Quaker State. Assets and liabilities of Quaker State are included in the Company's consolidated balance sheet beginning on December 31, 1998.

 (2) The increase in net sales and operating income for the lubricants and consumer products segment in 1999 was the result of the acquisition of Quaker State on December 30, 1998 and higher product sales volumes. The increase in net sales for the fast lube operations segment, corporate administrative expense and interest expense in 1999 was the result of the acquisition of Quaker State.

 (3) The increase in net sales for the base oil and speciality products segment in 1999 was the result of higher sales prices of products manufactured. In October 1997, the Company contributed most of its specialty industrial products business to Penreco, a partnership with Conoco Inc. The partnership is accounted for under the equity method with the Company's share of net earnings being reported as a component of other income for the base oil and speciality products segment.

 (4) Total 1999 operating income includes $86.2 million in pretax charges related to the December 30, 1998 acquisition of Quaker State and $12.1 million in pretax charges for restructuring costs and other matters. Total 1998 operating income includes pretax charges of $10.6 million related to the acquisition of Quaker State. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of
     Operations -- Results of Operations" and Note 2 of Notes to Consolidated Financial Statements for additional information.

 (5) The decrease in operating income for the fast lube operations segment in 1999 compared to 1998 includes $28.5 million of charges as a result of acquisition expenses and $5.4 million of other charges. The decrease in operating income for that segment in 1998 compared to 1997 includes $14.8 million of charges as a result of acquisition expenses, legal settlements and other liabilities.

 (6) Operating income includes Pennzoil-Quaker State's share of equity income from its Excel Paralubes, Penreco, Bareco and other partnerships of $26.5 million, $32.9 million and $4.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of
     Operations -- Base Oil and Specialty Products" for additional information.

 (7) In December 1999, the base oil and specialty products segment recorded a pretax charge of $480.0 million related to the expected disposition of its refineries, and the lubricants and consumer products segment recorded a pretax charge of $13.9 million related to the closure of the Rouseville blending and packaging plant. In December 1998, the fast lube operations segment recorded a pretax charge of $29.6 million to reflect the impairment of long-lived assets as required under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." These impairment charges have not been included in depreciation and amortization expenses in the table above. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements for additional information.

 (8) The decrease in identifiable assets for the fast lube operations segment in 1999 compared to 1998 was the result of the sale of certain company owned stores to franchisees. The increase in Other in 1999 compared to 1998 was primarily the result of the increase in deferred tax assets associated with the write-down of the Company's refineries.

 (9) Identifiable assets includes $13.2 million, $16.9 million and $32.5 million in net investment in equity method investees at December 31, 1999, 1998 and 1997, respectively.

(10) There was no capitalized interest in 1999. Includes interest capitalized of $0.3 million and $7.4 million in 1998 and 1997, respectively.

(11) Total 1997 capital expenditures includes $42.0 million relating to the upgrade of the Company's Shreveport manufacturing facility.

(12) Other capital expenditures primarily consist of building leasehold upgrades.

     Narrative descriptions of these business segments follow, with emphasis on 1999 developments. Unless otherwise indicated by the context, references to the Company or Pennzoil-Quaker State include its subsidiaries.

LUBRICANTS AND CONSUMER PRODUCTS

     The Company's lubricants and consumer products segment manufactures and markets lubricants and other automotive aftermarket consumer products.

     LUBRICANTS. The Company manufactures and markets Pennzoil(R), Quaker State(R), Wolf's Head(R) and Lubriguard(R) motor oil. The Company also manufactures and markets transmission fluids, gear lubricants and greases, as well as specialty lubricants designed for sport utility vehicles, heavy duty agricultural and construction equipment, marine craft, motorcycles and snowmobiles. These other lubricants are sold under the Pennzoil(R) and Quaker State(R) brand names and certain private label and proprietary brand names. The Company also markets automobile consumer products such as oil and air filters and antifreeze produced by third parties and provides collection, transportation and recycling services for used oil, antifreeze and used oil filters in certain regions of the United States.

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

     During the fourth quarter of 1999, Pennzoil-Quaker State launched Pennzoil(R) Synthetic with Pennzane(R), a synthetic motor oil. Pennzane(R) was developed for the space program and is used by NASA to lubricate space-going satellite mechanisms, including bearings, momentum wheels, boom/array deployment mechanisms and payload gimbals.

     Motor oils and lubricants are produced by the Company by blending additives and lubricant base oils in thirteen domestic blending and packaging plants. These plants are located in Portland, Oregon; Vernon, California; Alameda, California; Carson, California; Shreveport, Louisiana (where two are located); Rouseville, Pennsylvania; Mundy's Corner, Pennsylvania; St. Louis, Missouri; Marion, Illinois; Newell, West Virginia; Vicksburg, Mississippi; and San Antonio, Texas. The Company will shut down its Rouseville, Pennsylvania blending and packaging plant in conjunction with the proposed sale of the Rouseville wax processing facilities in 2000. The Newell, West Virginia location is leased and the other locations are owned by the Company. Base oils processed by the Company's blending and packaging plants are purchased at prevailing market prices and supplied by the Company's manufacturing facilities, Excel Paralubes (either directly or through exchanges) and other outside suppliers. Substantially all additives are purchased from outside suppliers. The Company believes that alternative sources of supply for base oils and additives are readily available.

     At the end of 1999, the Company's lubricants were distributed domestically through 67 owned and operated distribution facilities in 27 states. The Company's products are also distributed through independent distributors and directly from third-party suppliers.

     The Company markets Pennzoil(R) and Quaker State(R) lubricants and car care products in more than 80 countries outside of the United States through directly and indirectly wholly and partly owned subsidiary companies, joint ventures, licensees, distributors and jobbers. During 1999, the Company's largest national markets outside the United States (by total lubricant sales volume) were Mexico, Canada, Thailand, India and Indonesia. The Company's motor oil and other lubricants are blended and packaged by wholly owned subsidiaries of the Company in Australia and Spain, by a majority owned subsidiary in India, by joint ventures in Bolivia, Malaysia, South Africa and Peru and by licensees in Indonesia, Mexico, the Philippines and Thailand.

     CONSUMER PRODUCTS. The Company manufactures and markets automotive polishes, car wash products and automotive air fresheners, and markets automobile engine and fuel treatments, automotive window shades, automotive glass treatments, tire inflators and automotive accessories.

     The Company's products are marketed under national brand names such as Slick 50(R), Rain-X(R), Blue Coral(R), Black Magic(R), Westley's(R), Medo(R), Axius(TM), Gumout(R), Snap(R), Fix-A-Flat(R), The Outlaw(R), Classic(R) car wax, Pennzoil Roadside(TM) Rescue(R) and other proprietary brand names. The divisions of the Company included in the consumer product segment are described below.

     The Blue Coral/Slick 50 division markets Slick 50(R) automotive engine treatments and related automotive chemical products and manufactures and markets Blue Coral(R) automobile appearance products. Slick 50(R) branded products are produced by third party contract manufacturers and distributed directly to customers or shipped to company locations for distribution to customers. Blue Coral purchases chemicals, waxes and cleaners from a variety of suppliers and blends and packages finished products at its leased facility in Cleveland, Ohio. The Blue Coral/Slick 50 division also markets Rain-X(R), the leading brand of rain repellant for automobile windows and other appearance products, Black Magic(R) non-waterbased tire protectant and dressing products and Westley's(R) car washes and cleaners. The majority of the Rain-X(R), Black Magic(R) and Westley's(R) brand products are manufactured and distributed by third party contract manufacturers.

     The Medo division designs, manufactures and markets air fresheners primarily for use in automobiles. Medo purchases paperboard, containers and fragrance from a variety of suppliers, and manufactures and distributes finished air fresheners from a leased Baltimore, Maryland facility.

     The Axius division designs and markets automotive window sun protection products and automotive accessories. Axius purchases its automotive window sun protection and other accessory products from a variety of suppliers and distributes sunshades and other automotive accessories from a leased Moorpark, California facility.

     The Company's automotive chemicals division manufactures and markets Fix-A-Flat(R) tire inflators, Gumout(R) fuel additives and cleaners, The Outlaw(R) fuel additives, Snap(R) fuel additives, cleaners and performance fluids, Classic(R) car waxes and washes, Pennzoil Roadside(TM) Rescue(R) emergency fuel additive and other private and house brand automotive chemicals. Fix-A-Flat(R) is the number one seller of tire inflators in the United States, and Gumout(R) is the number one seller of carburetor spray cleaners in the United States. Fix-A-Flat(R), Gumout(R), Rescue(R), The Outlaw(R) and Snap(R) products are manufactured through arrangements with third party contract manufacturers.

     Pennzoil-Quaker State launched a new product, Pennzoil Roadside(TM) Rescue(R), during the fourth quarter of 1999. Pennzoil Roadside(TM) Rescue(R) emergency fuel additive is intended for use by motorists who have run out of gas. The product is poured into a vehicle's fuel tank while the engine is still hot, allowing a restart in a few minutes time. The new product is packaged in convenient half-gallon containers that are stored in the car. Each half-gallon of Rescue(R) provides enough fuel for most vehicles to travel approximately 10 miles.

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

FAST LUBE OPERATIONS

     The Company provides fast automotive preventive maintenance services in the United States through Jiffy Lube(R) and Q Lube(R) service centers and in Canada through Q Lube(R) service centers only.

     During 1999, the Company initiated a program to rebrand all its Q Lube(R) service centers to Jiffy Lube(R) service centers to achieve single system synergies. As of December 31, 1998, 590 Q Lube(R) service centers were open in the United States, 28 in Canada and one in Puerto Rico. The Company substantially completed the program during 1999 and had 40 Q Lube(R) service centers as of December 31, 1999.

     As of December 31, 1999, 2,144 Jiffy Lube(R) service centers were open in metropolitan areas throughout the United States with a heavy concentration of centers in the northeastern and eastern part of the United States. Franchisees operated 1,595 of these service centers and the other 549 service centers were owned and operated by Jiffy Lube, including 25 franchised service centers and 82 company-operated service centers at Sears Auto Centers across the country.

     Jiffy Lube's primary service is Jiffy Lube Signature Service(TM), which can generally be performed in 10 minutes or less, and which includes an oil change and oil filter replacement, chassis lubrication, checking and topping off windshield washer, transmission, differential and power steering fluid levels, vacuuming the interior and cleaning all exterior windows. All tires are inflated to proper levels, the battery fluid and engine coolant levels are checked, and the air filter and windshield wiper blades are inspected. Coolant replenishment is at an additional charge, as is replacement of air filters and wiper blades. A number of other authorized services and products, including Pennzoil-Quaker State products, are also available at Jiffy Lube(R) service centers at an additional cost. Pennzoil(R) and Quaker State(R) motor oils are the featured motor oils in company-operated service centers and in most franchise-operated centers. Pennzoil(R) and Quaker State(R) brands constituted approximately 86% of the lubricants used by Jiffy Lube in 1999.

     Jiffy Lube was ranked fifth in the world among all franchises in the 21st Annual Franchise 500 (Entrepreneur, January 2000), rising from last year's ranking of number 61. Jiffy Lube also maintained its first-place ranking among fast oil change centers in the Franchise 500 (Entrepreneur, January 2000). In addition, Jiffy Lube continues to be recognized as a "super brand" in BrandWeek's annual rating of the top 2000 brands in America.

BASE OIL AND SPECIALTY PRODUCTS

     During 1999, the Company completed a strategic review of its manufacturing assets and businesses, including refineries, partnerships and packaging plants. During the review, it evaluated the strategic and financial advantages and disadvantages it derives from the vertical integration of its manufacturing and marketing capabilities. Based on the results of this review, the Company decided to withdraw from the refining business and to dispose of its refineries and related assets. In February 2000, the Company ceased processing crude oil at its Rouseville, Pennsylvania refinery and entered into a definitive agreement to sell the wax processing facilities and related assets at that refinery, its interest in the Bareco wax marketing partnership and related assets. The Company will continue to pursue the divestiture of its Shreveport, Louisiana refinery, the remaining assets of its Rouseville refinery and related businesses. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of Notes to Consolidated Financial Statements for additional information.

     BASE OIL. As of December 31, 1999, the Rouseville facility and the Shreveport facility manufactured base oils and specialty products for the Company. The paraffinic base oil produced by these manufacturing facilities is used in the blending of motor oil and other lubricants and for sale to industrial customers. The manufacturing facilities also produce waxes, petrolatums, special cut kerosenes, transformer oils, process oils and other naphthenic base oils for use in producing specialty industrial products or for sale to industrial customers. In addition, the Company markets gasoline and distillate products in eight states through wholesale distributors to retail outlets under the Pennzoil(R) brand name or as an unbranded product.

     The Company and Conoco are equal partners in Excel Paralubes, which operates a state-of-the-art base oil hydrocracker facility located at Conoco's refinery near Lake Charles, Louisiana. The facility is capable of producing approximately 20,000 barrels per day of high-quality base oils, the base ingredient in finished lubricants. Conoco operates the plant with support positions staffed by both Conoco and the Company. The Company purchases 50% of base oil production volume of Excel Paralubes at contract rates based on prevailing market prices.

     SPECIALTY PRODUCTS. The Company and Conoco also are partners in Penreco. The Company contributed to Penreco its operations related to petrolatums, white oils, ink solvents, sulfonates and other specialty petroleum products, including its manufacturing facilities in Karns City, Pennsylvania and Dickinson, Texas. Conoco contributed to Penreco its solvents business, which sells products primarily into the drilling fluids, mining and cleaning products markets and as carrier oils for many consumer products. Products from Penreco are marketed under the Penreco(R), Magie Bros(R), Conosol(R) and LVT(R) brand names. Penreco markets to manufacturers and end-users directly and through licensed distributors.

     As of December 31, 1999, the Company and Baker Petrolite Corporation, the specialty chemicals division of Baker Hughes Incorporated, were equal partners in Bareco Products, which markets a broad line of wax products to domestic and international purchasers of paraffin, microcrystalline and related synthetic waxes under the Be Square(R) and other brand names. In February 2000, the Company agreed to sell its interest in the partnership in connection with the sale of the Rouseville wax processing facilities.

COMPETITION

     The lubricants business is highly competitive. The major competitors of the Company and their principal brands of motor oil in the United States are Ashland Inc. (Valvoline(R)), Texaco Inc. (Havoline(R)), Burmah Castrol PLC (Castrol(R)), and Exxon Mobil Corporation (Mobil(R)). The Company also competes with a number of independent blending and packaging companies. Outside of the United States, the Company also competes with major fuels marketers and state-owned petroleum companies. The principal methods of competition in the motor oil business are breadth of product portfolio, product quality, price, distribution capability, advertising and sales promotion. Some of the competitors, particularly the major integrated oil companies, have greater financial resources than the Company.

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

     The base oil and specialty products business is highly competitive. The major competitors are Witco Corporation, Petro-Canada and Lyondell Chemical Company in the white oils business and several major integrated oil companies in base oil (primarily Exxon Mobil and Equilon, a joint venture between Texaco and Shell Oil Company) and the solvents business. Wax products major competitors are Moore and Munger, Allied Signal Inc., International Group Inc. and National Wax, a division of Burmah Castrol. Specialty industrial products compete on the basis of product quality, customer service and price.

     The fast lube business is highly competitive. Major competitors include Ashland Inc. through its Valvoline Instant Oil Change(R) centers. A large number of independent fast lube chains also compete with Jiffy Lube(R) and Q Lube(R) on a regional or local basis. In addition to competing with other fast lube centers, Jiffy Lube(R) and Q Lube(R) service centers compete with automobile dealers, service stations and garages. The principal methods of competition are quality of service, speed, location, warranty, price, convenience, reliability and sales promotion.

PATENTS AND TRADEMARKS

     The Company's trademark portfolio exceeds 3,000 domestic and foreign trademark registrations and applications, with most of its primary brand names being protected by registered trademarks. Pennzoil-Quaker State recognizes the importance of its strong brand names to its business. Therefore, the Company actively polices the use of its trademarks throughout the world where its products are sold and takes vigorous action against apparent infringements of its trademarks.

     The Company currently has approximately 125 patents and over 50 pending patent applications. The subject matter of these patents and patent applications include lubricants, synthetic lubricants, lubricant additives, automotive chemicals, various hydrocarbon and ester gel technologies, and automotive accessories.

RESEARCH AND DEVELOPMENT

     The Company's research and development division underwent a major restructuring in 1999. Focus has been placed on Consumer Products technology with the creation of a new and dedicated department supporting growth plans for all strategic business units as well as the Automotive Chemicals Division. Lubricant technology continued to receive attention with focus on new products and creating beneficial differentiation for the consumer. The Company also created a new department to build the Company's core competencies in selected science and technology fields. The Company initiated a major effort to enhance product quality. The new quality enhancement processes implemented cover a wide range of activities from product design and specifications to vendor approval and manufacturing excellence.

     As a result of the business-focused deployment of Research and Development, the Company launched more than ten new products in 1999. One of these products, Pennzoil Roadside(TM) Rescue(R) emergency fuel additive, was selected by Business Week magazine as one of the best new products of the year.

     The Research and Development division has adopted a goal of becoming a key business driver, partnering with all business segments including lubricants and consumer products and fast lube operations. The Company spent approximately $16.5 million on research activities and quality enhancement in 1999. The activities are carried out primarily in a 65,700 square foot facility at the Woodlands, Texas. The Company also operates a state-of-the-art pilot plant at this location.

EMPLOYEES

     As of December 31, 1999 the Company and its subsidiaries had approximately 8,198 employees, of whom approximately 5,866 were full-time employees and approximately 2,332 were temporary and part-time employees. Approximately seven percent of the Company's employees are represented by various labor unions. Collective bargaining agreements are in force with most of the unions.

     The Company is subject to various federal and state laws and regulations governing employment practices and working conditions, including, but not limited to, Title VII of the Civil Rights Act of 1964, the Civil Rights Act of 1866, the Equal Pay Act of 1963, the Civil Rights Act of 1991, the Americans with Disabilities Act of 1990, the Family and Medical Leave Act of 1993, the Drug Free Workplace Act of 1989, the Age Discrimination in Employment Act of 1967, the Rehabilitation Act of 1973, the Vietnam Era Veterans' Readjustment Assistance Act of 1974, the Occupational Safety and Health Act of 1970, the Fair Labor Standards Act of 1938, the National Labor Relations Act of 1935, Executive Order 11246, the Uniformed Services Employment and Reemployment Rights Act of 1994, and the Veterans Employment Opportunity Act of 1998.

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

     The Company is subject to a variety of state and federal Clean Air Act rules requiring air emission reductions from its operating units and fuels. Currently, the U.S. Environmental Protection Agency ("EPA"), the Ozone Transport Assessment Group ("OTAG"), Ozone Transport Region ("OTR") and several states are examining new standards and/or controls which could impose significant costs on the Company. The EPA recently adopted new, more stringent national ambient air quality standards for ozone and particulate matter, which would designate many more areas of the country as high pollution areas subject to additional regulatory controls, including possible fuel specification requirements. However, litigation over the new standards has rendered their implementation uncertain. The multi-state OTAG and OTR groups are developing lists of suggested controls to limit interstate ozone transport. The EPA has issued a proposal to require states to begin adopting many of these suggested controls over the next few years.

     The precise effect of these actions on the Company and other industrial companies is uncertain because most of the requirements will be implemented through EPA regulations to be issued over a period of years. For example, fuels produced at the Company's Shreveport refinery will likely be required to be reformulated to a composition significantly different from the fuels currently produced, which would involve the installation of additional refining equipment. However, current estimates indicate that expenditures associated with the installation of such equipment would not have a material effect on the Company's results of operations.

     The EPA also recently enacted regulations limiting the sulfur content of gasoline fuels, effective in 2004. The Company believes it is eligible under the regulations for an extension of this deadline to 2008. The expenditures required to comply with these requirements may have a material effect on the Company's results of operations. The EPA is expected to propose, later in 2000, new regulations limiting the sulfur content of diesel fuels. The potential effect on the Company of such regulations, if ultimately promulgated, is unknown at this time.

     The Company is also subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. The Company adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates are adjusted to reflect new information.

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

     From January 1997 through December 1999, capital outlays of approximately $10.0 million have been made by the Company with respect to environmental protection. Capital expenditures for environmental control facilities are currently expected to be approximately $0.8 million in 2000. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity -- Environmental" for additional information.

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

ITEM 3. LEGAL PROCEEDINGS.

     (a) LOUISIANA FEDERAL COURT EMPLOYMENT ACTION. In September 1997, a lawsuit styled Kenneth Epperson, et al. v. Pennzoil Co., et al., was filed in the United States District Court for the Western District of Louisiana, Shreveport Division. The amended complaint filed by nine named plaintiffs alleges discriminatory employment policies and practices against African-American and other minority employees and seeks attorneys' fees and costs, various forms of injunctive and equitable relief, $50.0 million in damages for back pay, front pay and emotional distress, and a minimum of three times that amount in punitive damages. Class certification was denied by the court in September 1999. The court, however, allowed the lawsuit to be amended to add new individual plaintiffs. Since that time, approximately 60 additional plaintiffs have joined the lawsuit. The Company vigorously denies these allegations.

     (b) BLUE CORAL. In May 1997, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class of persons who purchased wax, polish or protectant products sold by a number of defendants. The action names as defendants a number of car wax manufacturers, including Blue Coral, Inc., a subsidiary of the Company, and certain of its present and former officers. The complaint alleges that the defendants falsely advertised and marketed such products and seeks treble damages, attorneys' fees and costs for the class for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act and compensatory damages for alleged violations of the Ohio Consumer Sales Practices Act as well as for breach of express warranty. On January 5, 1999, the court certified a nationwide class consisting of all persons who purchased products marketed, produced or distributed as "car wax" by the defendants. While no class period has been specified by the court, the plaintiffs are seeking a class period dating back four years prior to the filing of the action. On February 2, 1999, the plaintiffs proposed a joint settlement fund equal to ten percent of each defendant's 1997 gross revenue from the products. The Company is contesting this action vigorously.

     (c) CALIFORNIA SCENTS. In January 2000, a lawsuit styled California Scents, Inc. v. Medo Industries, Inc. was filed in the United States District Court for the Central District of California. The plaintiff alleges that it is engaged in the manufacture and sale of automotive air freshener in the United States and that the defendant, Medo Industries, Inc., a subsidiary of the Company, has monopolized and attempted to monopolize that business in violation of federal antitrust laws. The plaintiff also alleges that the defendant has, in violation of California state law, tortiously interfered with the plaintiff's prospective business relationships and engaged in unfair business practices. The plaintiff claims that the defendant's alleged actions have caused the plaintiff to suffer actual damages of $16.0 million, plus $4.0 million per year for an unspecified number of years into the future. The plaintiff seeks trebled damages, punitive damages, restitution with respect to its claim of unfair business practices and injunctive relief. The Company is contesting this action vigorously.

     (d) OTHER. The Company is involved in numerous lawsuits, primarily in Louisiana, involving asbestos and asbestos-containing products. The plaintiffs generally allege exposure to asbestos and asbestos-containing products while working on the premises of the premises defendants and strict liability and negligence actions against the premises' defendants, including the Company. In addition, the plaintiffs generally allege that asbestos-containing products sold, distributed and supplied by the other defendants in the lawsuits were defective and unreasonably dangerous and that those defendants were thus negligent in failing to warn the plaintiffs of these dangers. The Company is contesting these actions vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the quarter ended December 31, 1999.

ITEM S-K 401(b) EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Set forth below are the names and ages of the executive officers of Pennzoil-Quaker State Company (at February 29, 2000). Positions, unless otherwise specified, are with Pennzoil-Quaker State Company.

     CARLOS T. ALCANTARA (49)
     President -- International Operations

     AHMED ALIM (52)
     Senior Vice President -- Research and
     Development

     CLYDE W. BEAHM (62)
     Executive Vice President -- Lubricants and
     Consumer Products

     LINDA F. CONDIT (52)
     Vice President and Corporate Secretary

     MARK S. ESSELMAN (43)
     Senior Vice President -- Human Resources

     MARC C. GRAHAM (47)
     Group Vice President -- Fast Lube Operations

     THOMAS P. KELLAGHER (43)
     Group Vice President and Chief Financial Officer

     MICHAEL J. MARATEA (55)
     Vice President and Controller

     JAMES L. PATE (64)(1)
     Chairman of the Board and Chief Executive Officer

     JAMES J. POSTL (54)(1)
     President and Chief Operating Officer

     JAMES W. SHADDIX (53)
     General Counsel

     PAUL B. SIEGEL (54)
     Vice President

     LAURIE K. STEWART (40)
     Vice President and Treasurer

---------------
(1) Director of Pennzoil-Quaker State Company and member of Executive Committee.

     (b) Officers are appointed annually to serve for the ensuing year or until their successors have been appointed. Positions, unless specified otherwise, are with Pennzoil-Quaker State Company.

     CARLOS T. ALCANTARA -- President -- International Operations since August 1999. Vice President -- International Automotive Products Division of The Clorox Company from February 1999 to June 1999. Vice President -- Worldwide Business Development of The Clorox Company from June 1998 to January 1999. Vice
President -- Latin American Division of The Clorox Company prior thereto.

     AHMED ALIM -- Senior Vice President -- Research and Development since May 1999. Vice President -- Quality and Technology of Pizza Hut, Inc./Tricon Global Restaurants, Inc. from March 1996 to April 1999. Vice President -- Technical Operations of Warner Lambert Company prior to August 1995.

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

     MARK S. ESSELMAN -- Senior Vice President -- Human Resources since August 1999. Vice President -- Human Resources and Communications of Great Lakes Chemical Corporation from August 1997 to July 1999. Vice President -- Human Resources in the Network Systems Division of USRobotics from August 1996 to April 1997. Vice President -- Human Resources of CompuCom Systems, Inc. prior thereto.

     MARC C. GRAHAM -- Group Vice President -- Fast Lube Operations and President -- Jiffy Lube International, Inc. since July 1999. President of Paccar Automotive Inc. prior thereto.

     THOMAS P. KELLAGHER -- Group Vice President and Chief Financial Officer since February 2000. Senior Vice President -- Business Development from January 1999 to February 2000. Principal of McKinsey & Company, Inc. prior thereto.

     MICHAEL J. MARATEA -- Vice President and Controller since December 1998. Vice President of Pennzoil Company from February 1996 to December 1998 and Controller of Pennzoil Company from May 1995 to December 1998. Vice
President -- Process Improvement of Pennzoil Exploration and Production Company prior thereto. Controller of Pennzoil Products Company from March 1998 to December 1998.

     JAMES L. PATE -- Chairman of the Board and Chief Executive Officer since December 1998. Chairman of the Board of Pennzoil Company from May 1994 to August 1999, and Chief Executive Officer of Pennzoil Company from May 1990 to December 1998. President of Pennzoil Company from March 1990 to December 1997. Chief Executive Officer of Pennzoil Products Company from October 1998 to December 1998 and President of Pennzoil Products Company from March 1998 to October 1998.

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

     LAURIE K. STEWART -- Vice President and Treasurer since August 1999. Assistant Treasurer from December 1998 to July 1999. Manager -- Corporate Finance of Pennzoil Company from August 1996 to December 1998.
Manager -- Planning and International Finance of Pennzoil Company prior thereto. Assistant Treasurer of Pennzoil Products Company from March 1998 to December 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The following table shows high and low sales prices for the common stock of Pennzoil-Quaker State as reported on the New York Stock Exchange (consolidated transactions reporting system), the principal market in which the common stock is traded, and dividends paid per share for the calendar quarters indicated. The common stock is also listed for trading on the Pacific Exchange. The common stock began trading "regular way" on the New York Stock Exchange and the Pacific Exchange on December 31, 1998, the day following the effective date of the Spin-off and the acquisition of Quaker State.

                                                                      1999
                                                          -----------------------------
                                                            MARKET PRICE
                                                          ----------------
QUARTER ENDED                                              HIGH      LOW      DIVIDENDS
-------------                                             ------    ------    ---------
March 31..............................................    $16.50    $11.88     $.1875
June 30...............................................    $15.44    $11.06     $.1875
September 30..........................................    $15.38    $12.31     $.1875
December 31...........................................    $12.94    $ 8.50     $.1875

     The closing sales price for the common stock of Pennzoil-Quaker State on December 31, 1999 was $10.1875 as reported on the New York Stock Exchange (consolidated transactions reporting system), the principal market in which the common stock is traded.

     As of December 31, 1999, Pennzoil-Quaker State had 18,935 record holders of its common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected financial data for the five years indicated.

                                                       AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                                -------------------------------------------------------
                                                  1999       1998       1997       1996        1995
                                                --------   --------   --------   --------   -----------
                                                   (EXPRESSED IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues(1)...................................  $2,988.9   $1,850.1   $2,013.2   $1,968.0    $1,807.7
Net loss(2)...................................  $ (320.9)  $  (45.9)  $   (0.6)  $   (9.2)   $  (53.2)
Basic and diluted loss per share..............  $  (4.12)  $  (0.96)  $  (0.01)  $  (0.19)   $  (1.11)
Dividends per common share....................  $   0.75         --         --         --          --
Total assets(3)...............................  $2,733.2   $3,145.0   $1,559.6   $1,370.5    $1,278.7
Total debt and capital lease
  obligations(3)(4)...........................  $1,100.4   $1,105.6   $  458.6   $  458.5    $  435.2
Total shareholders' equity(3).................  $  949.9   $1,350.2   $  256.4   $  235.7    $  224.8

---------------

(1) The increase in revenues for the year ended December 31, 1999 compared to the year ended December 31, 1998 was primarily due to the acquisition of Quaker State Corporation on December 30, 1998. The decrease in revenues for the year ended December 31, 1998 compared to the year ended December 31, 1997 was primarily the result of the Company's contribution of most of its specialty industrial products business to a partnership with Conoco called Penreco in October 1997. Beginning in the fourth quarter of 1997, the Company's share of Penreco's earnings, net of expenses, are reflected in revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

(2) The 1999 net loss includes after-tax charges of $359.1 million ($592.2 million pretax). These charges include $493.9 million in pretax charges required under SFAS No. 121 related to the expected disposition of the Company's Rouseville and Shreveport refineries and costs associated with the closure of the Rouseville, Pennsylvania blending and packaging plant, $86.2 million in pretax charges related to the December 30, 1998 acquisition of Quaker State and $12.1 million in pretax charges for restructuring costs and other matters. The 1998 net loss includes after-tax charges of $59.0 million ($91.9 million pretax). These charges include $10.6 million in pretax expenses related to the acquisition of Quaker State, $29.6 million in pretax charges for the impairment of fast lube assets required under SFAS No. 121, $25.0 million in pretax charges associated with the voluntary withdrawal and reformulation of Fix-A-Flat(R) tire inflator products and $26.7 million in pretax charges for litigation settlement expenses, net loss on sales of assets and other matters. The 1997 net loss includes pretax charges of $22.0 million allocated to the Company by its former parent company. The 1996 net loss includes a pretax charge of $24.4 million for pre-operating expenses of Excel Paralubes. The 1995 net loss includes pretax charges of $20.0 million relating to a fire at the Company's Rouseville manufacturing facility, $10.0 million for a settlement of certain franchisee litigation, $9.0 million for pre-operating expenses of Excel Paralubes, $5.7 million associated with international marketing restructuring charges and $8.2 million associated with a general and administrative cost reduction program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information related to 1997 through 1999.

(3) In 1999, the Company wrote down its Rouseville and Shreveport refineries to their fair values less costs to sell. On December 30, 1998, the Company acquired Quaker State. Reference is made to Notes 2 and 3 of Notes to Consolidated Financial Statements for additional information.

(4) Includes current maturities of long-term debt and current portion of capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to Segment Financial Information included in Item 1. Business and Item 2. Properties and the Consolidated Financial Statements beginning on page F-3 for additional information.

     Pennzoil-Quaker State Company is the result of the consolidation and separation on December 30, 1998 of the lubricants and consumer products, fast lube and base oil and specialty products operations of Pennzoil Company and the acquisition by the Company of Quaker State in a merger transaction immediately following the separation.

     Results of operations for Pennzoil-Quaker State do not include Quaker State's results prior to the acquisition. In addition, operating results in 1997 and 1998 include certain affiliated charges for interest and services provided by Pennzoil Company to Pennzoil-Quaker State that were not incurred by Pennzoil-Quaker State in 1999. Assets and liabilities of Quaker State are included in the Company's consolidated balance sheet beginning on December 31, 1998.

RESULTS OF OPERATIONS

     1999 COMPARED WITH 1998

     The Company had net sales of $2,951.4 million for the year ended December 31, 1999, an increase of $1,149.7 million, or 64%, from 1998. The increase in net sales was primarily due to the acquisition of Quaker State.

     A net loss of $320.9 million was recorded for 1999 compared to a net loss of $45.9 million in 1998. Results of operations for 1999 included pretax charges of $592.2 million. Included in these charges are $493.9 million related to the expected disposition of the Rouseville and Shreveport refineries and closure of the Rouseville blending and packaging plant, $86.2 million due to costs associated with the Company's acquisition of Quaker State and $12.1 million for restructuring costs and other matters. Excluding these items, net income was $38.2 million for 1999. Results of operations for 1998 include $10.6 million in pretax expenses related to the acquisition of Quaker State, $29.6 million in pretax charges for the impairment of fast lube assets required under SFAS No. 121, $25.0 million in pretax charges associated with the voluntary withdrawal and reformulation of Fix-A-Flat(R) tire inflator products and $26.7 million in pretax charges for litigation settlement expenses, loss on sales of assets and other matters. Excluding these items, net income was $13.1 million in 1998. Reference is made to Note 2 and Note 3 of Notes to Consolidated Financial Statements for additional information.

     LUBRICANTS AND CONSUMER PRODUCTS. Net sales for the lubricants and consumer products segment in 1999 were $1,894.3 million compared to net sales of $960.5 million for 1998. The 97% increase in net sales from 1998 to 1999 was primarily due to the acquisition of Quaker State and higher lubricating product sales volumes. Operating income from this segment was $166.5 million for 1999 compared to $55.9 million in 1998. Operating income in 1999 included $31.4 million of certain expenses associated with the acquisition of Quaker State. Operating income in 1998 included charges of $25.0 million associated with the voluntary withdrawal and reformulation of Fix-A-Flat(R) tire inflator products and $14.2 million for impairments, write-offs and other charges. Excluding these charges, operating income was $197.9 million in 1999, an increase of $102.8 million, or 108%, over 1998. Operating income increased primarily due to the acquisition of Quaker State.

     FAST LUBE OPERATIONS. Net sales recorded by the fast lube operations segment, operating through Jiffy Lube and Q Lube, increased 31% for 1999 compared to 1998. The increase in net sales was due primarily to an increase in the number of service centers resulting from the addition of Quaker State Q Lube operations. Net sales reported by the fast lube operations segment consist of sales revenues from company-operated service centers and franchise fees, royalty revenues, rental income and proceeds from automotive product sales to franchisee operated service centers. System-wide sales increased $282.9 million to $1,100.5 million for 1999 compared to $817.6 million for 1998 as a result of an increased number of service centers open and an increase in the average ticket price. System-wide average ticket prices increased to $37.49 in 1999 compared with $36.71 in 1998, as customers continue to take advantage of additional authorized services and products available at service centers. There were 2,144 service centers (including 549 company-operated service centers) open as of December 31, 1999.

     The fast lube operations segment reported an operating loss of $16.4 million during 1999 compared to an operating loss of $4.1 million during 1998. Included in 1999 and 1998 results are charges of $33.9 million and $14.8 million, respectively, for acquisition expenses, legal expenses and other liabilities. Adjusted to exclude these charges, operating income totaled $17.5 million in 1999 compared to $10.7 million in 1998. The increase in operating income in 1999 over 1998 is primarily due to the addition of Quaker State's Q Lube operations.

     During 1999, the fast lube operations segment acquired 32 centers for cash of $26.2 million and sold 423 Q Lube(R) and Jiffy Lube(R) service centers for cash of $76.0 million and $6.1 million in notes issued. In addition, 71 Q Lube(R) and 49 Jiffy Lube(R) centers were closed during the year.

     BASE OIL AND SPECIALTY PRODUCTS. During 1999, the Company completed a strategic review of its manufacturing assets and businesses, including refineries, partnerships and packaging plants. During the review, it evaluated the strategic and financial advantages and disadvantages it derives from the vertical integration of its manufacturing and marketing capabilities. Based on the results of this review, the Company decided to withdraw from the refining business and to dispose of its refineries and related assets. In December 1999, the Company recorded a pretax charge of $480.0 million to reflect the impairment of its Rouseville and Shreveport refineries related to the expected disposition of those refineries. SFAS No. 121 requires assets to be disposed of be reported at the lower of the carrying amount or the fair values less costs to sell. The write-down will reduce annual pretax depreciation and amortization expense by approximately $21 million. In February 2000, the Company ceased processing crude oil at its Rouseville refinery and entered into a definitive agreement to sell the wax processing facilities and related assets at that refinery, its interest in the Bareco partnership and related assets. The Company will continue to pursue divestitures of its refineries and related businesses as it withdraws from such businesses. Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information.

     Net sales for the base oil and specialty products segment increased 19% for 1999 compared to the same period in 1998. The increase was due to the effect of increased crude oil prices on average sales prices for base oils, fuels and other refined petroleum products.

     Excluding the refinery impairment, gross margin decreased $9.6 million, or 48%, in 1999 from 1998. The decrease was primarily due to lower margins for base oils, fuels and waxes as prices for these products failed to keep pace with the rapidly increasing price of crude oil and other refinery feedstocks. The lower margins were partially offset by a $42.6 million reduction in operating expenses.

     Other income for the segment was $15.3 million lower in 1999 than in 1998. The decrease was primarily due to the sale of the Roosevelt, Utah refinery in 1998 and to lower equity income in the Company's partnerships related to the effects of higher feedstock costs in 1999.

     Selling, general and administrative expenses increased $5.6 million, or 41%, in 1999 compared to 1998. The increase was due to costs related to the strategic review of assets and related restructuring activities.

     OTHER. Other operating income in 1999 was $3.4 million, compared to a loss of $8.1 million in 1998. The increase in 1999 compared to 1998 was primarily due to higher income from the Company's captive insurance subsidiary.

     CORPORATE ADMINISTRATIVE. Corporate administrative expenses in 1999 were $81.1 million compared to $44.4 million in 1998. The increase in 1999 compared to 1998 is primarily due to the addition of Quaker State and the related acquisition costs.

     1998 COMPARED WITH 1997

     The Company had net sales of $1,801.7 million for the year ended December 31, 1998, a decrease of $180.5 million, or 9%, from the comparable period in 1997. The decrease was primarily due to the contribution of most of the Company's specialty industrial products business to the Penreco partnership in October 1997. Prior to the creation of this partnership, net sales from the contributed operations were consolidated in the financial statements of the Company. In 1998, the Company's share of Penreco earnings was accounted for under the equity method of accounting and reported as a component of other income, net.

     Excluding the impact of specialty industrial products operation contributed to Penreco, gross margin (i.e., net sales less cost of sales and purchases from affiliates) in 1998 decreased 7% from 1997 primarily due to lower fuels margins.

     A net loss of $45.9 million was recorded for 1998 compared to a net loss of $0.6 million in 1997. Results of operations for 1998 include $10.6 million in pretax expenses related to the acquisition of Quaker State, $29.6 million in pretax charges for the impairment of fast lube assets required under SFAS No. 121, $25.0 million in pretax charges associated with the voluntary withdrawal and reformulation of Fix-A-Flat(R) tire inflator products and $26.7 million in pretax charges for litigation settlement expenses, net loss on sales of assets and other matters. Depreciation expense increased $12.7 million for 1998 compared to 1997, primarily due to the Shreveport manufacturing facility upgrade and the implementation of a new information technology system in January 1998. Reference is made to Note 2 and Note 3 of Notes to Consolidated Financial Statements for additional information.

     LUBRICANTS AND CONSUMER PRODUCTS. Net sales for this segment in 1998 were $960.5 million, approximately the same as 1997 revenues. Operating income for this segment was $55.9 million in 1998 compared to $76.5 million in 1997. Operating income in 1998 included $25.0 million in pretax charges associated with the voluntary withdrawal and reformulation of Fix-A-Flat(R) tire inflator products and $14.2 million in pretax charges for impairments, write-offs and other special charges. Excluding these charges, the year-over-year increase in operating income was due to a full year's impact of income from acquisitions made in late 1997, lower raw material costs and lower expenses, partially offset by increased promotional spending from lubricants and lower filter and automotive chemicals sales volumes.

     FAST LUBE OPERATIONS. Net sales recorded by the fast lube operations segment were up $6.6 million in 1998 compared to 1997. This increase was due to an increase in the number of company-operated service centers.

     In December 1998, the fast lube operations segment recorded a pretax charge of $29.6 million to reflect the impairment of long-lived assets as required under SFAS No. 121.

     The fast lube operations segment reported an operating loss of $4.1 million for the year ended December 31, 1998 compared to operating income of $24.5 million during the same period in 1997. Included in 1998 results are charges of $14.8 million for acquisition expenses, legal settlements and other liabilities. Adjusted to exclude these charges, operating income totaled $10.7 million in 1998 compared to $24.5 million in 1997. The year-over-year decline in earnings was due to increased salaries and other operating costs within company-operated centers, higher selling, general and administrative costs and higher depreciation expense.

     During 1998, Jiffy Lube acquired 22 centers together with related real estate in exchange for cash of $8.6 million and liabilities and debt assumed of $3.5 million. Also, during 1998, 16 centers were sold for $6.5 million in cash.

     During 1997, Jiffy Lube acquired 35 centers together with related real estate in exchange for cash of $17.8 million and liabilities and debt assumed of $2.5 million. Also, during 1997, 24 centers were sold for

$3.1 million in cash and $0.4 million in forgiveness of debt. Also during 1997, six company-owned service centers were exchanged for six franchisee-operated stores.

     BASE OIL AND SPECIALTY PRODUCTS. Net sales for the base oil and specialty products segment decreased 22% for 1998 compared to 1997. The decrease was primarily due to the Company's contribution of most of its specialty industrial products business to the Penreco partnership. Excluding the net sales associated with the contributed specialty industrial business, net sales decreased 10% in 1998 compared to 1997 primarily due to lower average sales prices for base oils, fuels and other refined petroleum products. The decline in sales prices generally followed the market price decrease of crude oil and other petroleum feedstocks. Partially offsetting this decrease was an increase in fuels production volumes as a result of the completion of the Shreveport manufacturing facility upgrade in April 1997.

     Gross margin decreased $35.4 million in 1998 from 1997. The decrease was primarily due to lower fuels margins, which were primarily caused by lower fuels sales prices, which decreased faster than crude oil and other feedstock prices.

     Other income for this segment increased $24.2 million in 1998 compared to 1997 primarily due to higher equity income in the Company's partnerships, which was up $28.5 million in 1998 compared to 1997. Equity income related to Excel Paralubes increased $20.0 million in 1998 over 1997, primarily due to higher base oil volumes. In addition, equity income attributable to the Penreco partnership increased $7.0 million in 1998 compared to 1997.

     Other income for 1998 included income of $1.6 million related to the sale of the Company's refinery in Roosevelt, Utah.

     Selling, general and administrative expenses decreased $8.5 million in 1998 compared to 1997 due in part to the impact of the specialty industrial products operations contributed to Penreco.

     OTHER. Other operating income in 1998 was a loss of $8.1 million, compared to income of $1.9 million in 1997. The decrease in 1998 compared to 1997 was primarily due to the writedown of fixed assets at corporate headquarters.

     CORPORATE ADMINISTRATIVE. Corporate administrative expenses in 1998 were $44.4 million compared to $54.8 million in 1997. The decrease in 1998 compared to 1997 is primarily due to one-time expenses incurred by Pennzoil Company in 1997.

DISCLOSURES ABOUT MARKET RISK

     Pennzoil-Quaker State is exposed to market risk, including adverse changes in interest rates, commodity prices and foreign currency exchange rates. Reference is made to Note 9, Note 10 and Note 11 of the Notes to Consolidated Financial Statements.

     INTEREST. At December 31, 1999, the fair value of the Company's long-term debt, including commercial paper and short-term variable rate credit agreements, was estimated to be $839.4 million using quoted market prices or, where such prices are not available, on estimated year-end interest rates of debt with the same remaining average maturities and credit quality. The carrying amount of the long-term debt at December 31, 1999 exceeded its fair value by $187.8 million. A hypothetical 10 percent adverse change in market interest rate relative to the aforementioned securities would not have had a material effect on the Company's results of operations for the fiscal year ending December 31, 1999.

     At December 31, 1999, the fair value of the Company's notes receivable was estimated to be $52.7 million using discounted future cash flows based on estimated year-end interest rates at which similar loans have been made to borrowers with similar credit ratings for the same remaining maturities. The fair value of the notes receivable at December 31, 1999 exceeded its carrying amount by $8.9 million. A hypothetical 10 percent adverse change in market interest rate relative to the aforementioned securities would not have had a material effect on the Company's results of operations for the fiscal year ending December 31, 1999.

     HEDGING ACTIVITIES. Pennzoil-Quaker State enters into forward exchange contracts and options to hedge the impact of foreign currency fluctuations on certain monetary liabilities and commitments denominated in foreign currencies. The purpose of entering into these hedges is to minimize the impact of foreign currency fluctuations on the results of operations. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. There were no unrealized gains or losses at December 31, 1999 and unrealized gains at December 31, 1998 are not material.

     In 1998, the Company entered into four interest rate locks, based upon the 30-year Treasury rate, to lock-in interest rates for future issuances of long-term indebtedness. The hedge contracts matured in March 1999 when the Company issued $400.0 million of 30-year debentures. The total loss of $2.1 million on the interest rate hedges was treated as an adjustment to the issue price of the debentures, effectively creating a discount that will be amortized over the life of the borrowings.

     Pennzoil-Quaker State also entered into swap contracts to reduce the impact of fluctuations in refining margins on results of operations. The Company accounted for these transactions as a hedge, and unrealized gains and losses are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. There were no unrealized gains or losses at December 31, 1999. Realized gains on refining margin swaps in 1999 were not material.

     In January 2000, Pennzoil-Quaker State approved a tactical hedging program to lock-in refining margins on up to 90% of its production of certain refined fuel products through July 2000.

INTEREST CHARGES, NET

     Interest charges, net, for the Company increased $10.6 million, or 15%, for the year ended December 31, 1999 compared to the same period in 1998. The increase was primarily due to an increase in average long-term debt outstanding for a full twelve month period as a result of the acquisition of Quaker State on December 30, 1998, partially offset by a decrease in interest rates.

     Interest charges, net, increased $8.2 million, or 13%, in 1998 compared to 1997. The increase was primarily due to a decrease in interest capitalized as a result of the completion of the Shreveport manufacturing facility upgrade in April 1997.

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
                                                           (EXPRESSED IN THOUSANDS)
Interest expense........................................  $80,588   $13,826   $12,847
Affiliated interest charges.............................       --    56,372    56,374
Less: interest capitalized..............................       --      (255)   (7,441)
                                                          -------   -------   -------
Interest charges, net...................................  $80,588   $69,943   $61,780
                                                          =======   =======   =======

CAPITAL RESOURCES AND LIQUIDITY

     CASH FLOW. The Company had cash and cash equivalents of $20.2 million, $14.9 million and $9.1 million at December 31, 1999, 1998 and 1997, respectively. Cash flow generated from operating activities before changes in operating assets and liabilities was $160.4 million, $125.4 million and $149.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in cash flow from operations before changes in assets and liabilities for the year ended December 31, 1999 compared to the same period in 1998 resulted primarily from improved operating earnings. The Company's cash flow from operations for the year ended December 31, 1999 increased $154.4 million compared to the same period in 1998, and cash flow from operations for the year ended December 31, 1998 decreased by $281.0 million compared to the same period in 1997. Reference is made to Note 3 of Notes to Consolidated Financial Statements for additional information.

     CAPITAL EXPENDITURES. Capital expenditures were $78.1 million in 1999, $88.3 million in 1998 and $147.8 million in 1997. Capital expenditures in 1997 included $42.0 million for the upgrade of the Company's

Shreveport manufacturing facility, $17.0 million for the installation of facilities near the Company's motor oil packaging facilities to store base oils manufactured by Excel Paralubes and $12.8 million for the implementation of new information technology software. The 2000 capital budget for the Company is estimated to be approximately $114.3 million, including $17.5 million for system upgrades, $12.8 million for the construction or purchase of new fast lube centers and $11.0 million for the upgrade of a consumer products manufacturing facility. The Company believes that its cash flow from operations, supplemented as required by additional borrowings, provides it with sufficient resources to finance operations and planned capital needs.

     ACCOUNTS RECEIVABLE. Current receivables include trade accounts and notes receivable and are net of allowances for doubtful accounts of $18.8 million and $18.2 million at December 31, 1999 and 1998, respectively. Long-term receivables consist of notes receivable and are net of allowances for doubtful accounts of $1.0 million and $0.9 million at December 31, 1999 and 1998, respectively.

     At December 31, 1999 and 1998, current receivables included notes receivable of $19.9 million and $16.6 million, respectively. Other assets included long-term notes receivable of $41.8 million and $53.2 million at December 31, 1999 and 1998, respectively. The long-term receivables are loans that are made to customers to enhance their operations. Each loan requires a promissory note between the customer and the Company, and most require payment of principal and interest. Similar to other incentive programs, sales agreements normally accompany the loans.

     Pennzoil-Quaker State, through its wholly owned subsidiary Pennzoil Receivables Company ("PRC"), sells certain of its accounts receivable to a third party purchaser. PRC is a special limited purpose corporation and the assets of PRC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The Company increased and extended its one-year receivables sales facility in June 1999 to provide for ongoing sales of up to $160.0 million of accounts receivable. The Company's net accounts receivable sold under this facility totaled $153.1 and $115.0 million at December 31, 1999 and 1998, respectively.

     CREDIT FACILITIES AND OTHER DEBT. Pennzoil-Quaker State primarily utilizes its commercial paper programs to manage its cash flow needs. Pennzoil-Quaker State currently limits aggregate borrowings under its commercial paper programs to $600.0 million. Borrowings under commercial paper facilities totaled $242.6 million at December 31, 1999. The average interest rate applicable to outstanding commercial paper was 5.6% during 1999 and 6.0% at year-end 1998.

     The Company has a revolving credit facility with a group of banks that provides for up to $600.0 million of committed unsecured revolving credit borrowings through November 14, 2000, with any outstanding borrowings on such date being converted into a term credit facility terminating on November 14, 2001. There were no borrowings outstanding under this revolving credit facility at December 31, 1999 or December 31, 1998. The Company had borrowings under a Quaker State revolving credit agreement of $370.0 million at December 31, 1998. In January 1999, the Company repaid these borrowings with borrowings under its commercial paper facility and terminated the Quaker State revolving credit facility. The average interest rate applicable to the outstanding Quaker State revolving credit borrowings was 5.8% during 1998.

     The Company had three short-term variable-rate credit arrangements with banks at year-end 1999 and intends to enter into several additional arrangements. The Company currently limits its aggregate borrowings under these types of credit arrangements to $300.0 million. Outstanding borrowings were $16.0 million at December 31, 1999. The Company had no outstanding borrowings at December 31, 1998. None of the banks under these credit arrangements has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

     In March 1999, Pennzoil-Quaker State issued debt in the form of $200.0 million of 6 3/4% Notes due 2009 and $400.0 million of 7 3/8% Debentures due 2029. Net proceeds of $592.2 million from the Notes and Debentures were used to reduce the Company's outstanding commercial paper borrowing and short-term variable rate debt.

     The Company has a revolving credit facility with a Canadian bank that provides for borrowings of up to US$18.7 million through October 29, 2000, with any outstanding borrowings on such date being converted into a term credit facility terminating on October 29, 2001. Outstanding borrowings under the credit facility totaled US$13.8 million and US$9.6 million at December 31, 1999 and 1998, respectively. The average interest rates applicable to amounts outstanding under the credit facility were 4.9% and 5.0% during 1999 and 1998, respectively.

     Reference is made to Note 9 of Notes to Consolidated Financial Statements for additional information regarding the Company's indebtedness and credit facilities.

     CLASSIFICATION OF BORROWINGS UNDER CREDIT FACILITIES. As of December 31, 1999, borrowings totaling $258.6 million under Pennzoil-Quaker State's commercial paper programs and variable-rate credit agreements have been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such short-term facilities and the Company's intent to maintain such commitments in excess of one year.

     ENVIRONMENTAL. The Company is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. The Company has not used discounting in determining its accrued liabilities for environmental remediation, and no claims for possible recovery from third-party insurers or other parties related to environmental costs have been recognized in the Company's consolidated financial statements. The Company adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimatable, or when current remediation estimates are adjusted to reflect new information.

     Certain of the Company's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. In addition, certain of the Company's subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. As of December 31, 1999 and 1998, the Company's consolidated balance sheet included accrued liabilities for environmental remediation of $38.0 million and $27.2 million, respectively. Of these reserves, $5.4 million and $4.2 million are reflected on the consolidated balance sheet as current liabilities as of December 31, 1999 and 1998, respectively, and $32.6 million and $23.0 million are reflected as other liabilities as of December 31, 1999 and 1998, respectively. The Company does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which the Company's subsidiaries are PRPs, the Company's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) the Company's current belief that its share of wastes at a particular site is or will be viewed by the Environmental Protection Agency or other PRPs as being de minimis. As a result, Pennzoil-Quaker State's monetary exposure is not expected to be material beyond the amounts reserved.

YEAR 2000 ISSUES

     The Company has completed its program designed to address the issue of computer systems and embedded chips that would be unable to accommodate the year 2000 and beyond. This program included reviews of computer systems and embedded technologies at all its locations as well as identification of critical customers, vendors and service providers to ensure any year 2000 issues were appropriately mitigated. In addition, contingency and test plans were developed to mitigate possible disruptions in operations from year 2000 issues.

     To date, no significant year 2000 issues have been incurred and no corresponding operating disruptions have been realized.

     The cost of year 2000 compliance including consulting fees was less than $5 million and had no significant impact on the Company's financial condition. There were no major information technology projects deferred due to year 2000 compliance matters, nor were any major information technology systems accelerated to remedy year 2000 problems.

OTHER MATTERS

     The Company does not currently consider the impact of inflation to be significant in the businesses in which the Company operates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by Item 305 of Regulation S-K is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 and Note 11 of the Notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Pennzoil-Quaker State, together with the report thereon of Arthur Andersen LLP dated February 29, 2000 and the supplementary financial data specified by Item 302 of Regulation S-K, are set forth on pages F-1 through F-33 hereof. (See Item 14 for Index.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing under the captions "Nominees," "Directors with Terms Expiring in 2001 and 2002" and "Compliance with Section 16(a) of the Exchange Act" set forth within the section entitled "Election of Directors" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2000 Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information appearing under the captions "Director Remuneration" set forth within the section entitled "Election of Directors" and under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information appearing under the caption "Security Ownership of Directors and Officers" set forth within the section entitled "Election of Directors" and under the caption "Security Ownership of Certain Shareholders" set forth within the section entitled "Additional Information" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing under the captions "Director Remuneration" and "Certain Transactions" set forth within the section entitled "Election of Directors" and under the caption "Security Ownership of Certain Shareholders" set forth within the section entitled "Additional Information" and under the caption "Compen-sation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements and Supplementary Data.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Statement of Operations and Comprehensive
  Income....................................................  F-3
Consolidated Balance Sheet..................................  F-4
Consolidated Statement of Shareholders' Equity..............  F-6
Consolidated Statement of Cash Flows........................  F-7
Notes to Consolidated Financial Statements..................  F-8

     The supplementary financial data specified by Item 302 of Regulation S-K are included in "Supplemental Financial and Statistical
Information -- Unaudited" beginning on page F-33.

(a)(2)  FINANCIAL STATEMENT SCHEDULES.

     Schedules of the Company and its subsidiaries are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)(3)  EXHIBITS.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           *3.1(a)       -- Restated Certificate of Incorporation of the Company
                            (filed as exhibit 4.2 to the Current Report on Form 8-K
                            of the Company filed on December 29, 1998 (File No.
                            001-14501) and incorporated herein by reference).
            3.1(b)       -- Certificate of Designations of Series A Junior
                            Participating Preferred Stock of the Company.
           *3.2          -- By-Laws of the Company (filed as exhibit 4.2 to the
                            Registration Statement on Form S-8 of the Company
                            (Registration No. 333-72835) and incorporated herein by
                            reference).
           *3.3          -- Form of Common Stock Certificate of the Company (filed as exhibit 3.5 to the Registration Statement on Form S-4 of
                            the Company (Registration No. 333-61541) and incorporated
                            herein by reference).
           *3.4          -- Rights Agreement dated as of December 18, 1998 between
                            the Company and The Chase Manhattan Bank (filed as
                            exhibit 1 to the Current Report on Form 8-K of the
                            Company filed on December 18, 1998 (File No. 001-14501)
                            and incorporated herein by reference).
           *4.1          -- Indenture, dated as of February 1, 1999 (the
                            "Indenture"), between the Company and Chase Bank of
                            Texas, National Association, as Trustee (filed as exhibit
                            4.1 to the Current Report on Form 8-K of the Company
                            filed on March 30, 1999 (File No. 001-14501) and
                            incorporated herein by reference).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           *4.2          -- Officer's Certificate dated as of March 30, 1999
                            delivered pursuant to Section 301 of the Indenture,
                            providing for the issuance of the Company's 6 3/4% Notes
                            due 2009 and 7 3/8% Debentures due 2029, including the
                            form of Note and Debenture (filed as exhibit 4.2 to the
                            Current Report on Form 8-K of the Company filed on March
                            30, 1999 (File No. 001-14501) and incorporated herein by
                            reference).
                         The Company is a party to several debt instruments under
                            which the total amount of securities authorized does not
                            exceed 10% of the total assets of the Company and its
                            subsidiaries on a consolidated basis. Pursuant to
                            paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the
                            Company agrees to furnish a copy of such instruments to
                            the Securities and Exchange Commission upon request.
          *10.1(a)       -- Credit Agreement dated as of November 17, 1998 among
                            Pennzoil Products Company and the lenders named therein
                            (filed as exhibit 10.1 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).
           10.1(b)       -- First Amendment to Exhibit 10.1(a) dated as of November
                            5, 1999.
           10.1(c)       -- Amended and Restated Credit Agreement dated as of
                            November 16, 1999 among Pennzoil-Quaker State Company and
                            the lenders named therein.
         +*10.2          -- Pennzoil-Quaker State Company 1998 Incentive Plan (filed as exhibit 4.3 to the Registration Statement of the
                            Company on Form S-8 (Registration No. 333-69837) and
                            incorporated herein by reference).
          +10.3          -- Pennzoil-Quaker State Company 1999 Long-Term Performance
                            Incentive Program.
         +*10.4          -- Form of Indemnification Agreement between Pennzoil-Quaker
                            State Company and directors and executive officers of the
                            Company (filed as exhibit 10.7 to the Registration
                            Statement of the Company on Form S-4 (Registration No.
                            333-61541) and incorporated herein by reference).
         +*10.5          -- Pennzoil-Quaker State Company Deferred Compensation Plan
                            (filed as exhibit 10.4 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.6          -- Pennzoil-Quaker State Company Medical Expenses
                            Reimbursement Plan (filed as exhibit 10.5 to the Annual
                            Report on Form 10-K of the Company for the fiscal year
                            ended December 31, 1998 (File No. 001-14501) and
                            incorporated herein by reference).
         +*10.7          -- Pennzoil-Quaker State Company Supplemental Disability
                            Plan (filed as exhibit 10.6 to the Annual Report on Form
                            10-K of the Company for the fiscal year ended December
                            31, 1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.8          -- Pennzoil-Quaker State Company Salary Continuation Plan
                            (filed as exhibit 10.7 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.9          -- Pennzoil-Quaker State Company Supplemental Life Insurance
                            Plan (filed as exhibit 10.8 to the Annual Report on Form
                            10-K of the Company for the fiscal year ended December
                            31, 1998 (File No. 001-14501) and incorporated herein by
                            reference).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
         +*10.10         -- Pennzoil-Quaker State Company Executive Severance Plan
                            (filed as exhibit 10.9 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.11         -- Form of Pennzoil-Quaker State Company Supplemental
                            Medical and Retirement Benefits Agreement (filed as
                            exhibit 10.10 to the Annual Report on Form 10-K of the
                            Company for the fiscal year ended December 31, 1998 (File
                            No. 001-14501) and incorporated herein by reference).
         +*10.12         -- Employment Agreement between the Company and James J.
                            Postl (filed as exhibit 10.11 to the Annual Report on
                            Form 10-K of the Company for the fiscal year ended
                            December 31, 1998 (File No. 001-14501) and incorporated
                            herein by reference).
           12.1          -- Computation of Ratio of Earnings to Fixed Charges for the
                            years ended December 31, 1999, 1998, 1997, 1996 and 1995.
           21.1          -- Subsidiaries of Pennzoil-Quaker State Company.
           23.1          -- Consent of Arthur Andersen LLP.
           23.2          -- Consent of PricewaterhouseCoopers LLP.
           24.1          -- Powers of Attorney.
           27.1          -- Financial Data Schedule.
           99.1          -- Financial Statements of Excel Paralubes.
           99.2(a)       -- First Amendment to the Pennzoil-Quaker State Company
                            Savings and Investment Plan.
           99.2(b)       -- Second Amendment to the Pennzoil-Quaker State Company
                            Savings and Investment Plan.
           99.3(a)       -- First Amendment to the Pennzoil Company Savings and
                            Investment Plan for Hourly Employees.
           99.3(b)       -- Second Amendment to the Pennzoil Company Savings and
                            Investment Plan for Hourly Employees.
           99.3(c)       -- Third Amendment to the Pennzoil Company Savings and
                            Investment Plan for Hourly Employees.
           99.3(d)       -- Fourth Amendment to the Pennzoil Company Savings and
                            Investment Plan for Hourly Employees.
           99.3(e)       -- Fifth Amendment to the Pennzoil-Quaker State Company
                            Savings and Investment Plan for Hourly Employees (f/k/a
                            Pennzoil Company Savings and Investment Plan for Hourly
                            Employees).
           99.4(a)       -- First Amendment to the Quaker State Corporation Thrift
                            and Stock Purchase Plan.
           99.4(b)       -- Second Amendment to the Pennzoil-Quaker State Thrift and
                            Stock Purchase Plan (f/k/a Quaker State Corporation
                            Thrift and Stock Purchase Plan).
           99.4(c)       -- Third Amendment to the Pennzoil-Quaker State Thrift and
                            Stock Purchase Plan.

---------------

* Incorporated by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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

                                          Date: March 9, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ JAMES L. PATE                    Principal Executive Officer       March 9, 2000
-----------------------------------------------------    and Director
      (James L. Pate, Chairman of the Board and
              Chief Executive Officer)

               /s/ THOMAS P. KELLAGHER                 Principal Financial and           March 9, 2000
-----------------------------------------------------    Accounting Officer
(Thomas P. Kellagher, Group Vice President and Chief
                 Financial Officer)
                HOWARD H. BAKER, JR.*
               W. L. LYONS BROWN, JR.*
                 ERNEST H. COCKRELL*
                   ALFONSO FANJUL*
                FORREST R. HASELTON*                     A majority of the Directors
                  BERDON LAWRENCE*                         of the Registrant             March 9, 2000
                   JAMES J. POSTL*
                  TERRY L. SAVAGE*
                  BRENT SCOWCROFT*
                  GERALD B. SMITH*
                  LORNE R. WAXLAX*

             *By: /s/ MICHAEL J. MARATEA
  ------------------------------------------------
       (Michael J. Maratea, Attorney-In-Fact)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pennzoil-Quaker State Company:

     We have audited the accompanying consolidated balance sheet of Pennzoil-Quaker State Company (a Delaware corporation) and subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Excel Paralubes (a 50%-owned equity investee of Pennzoil-Quaker State Company), the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The Company's equity interest in the earnings (loss) of Excel Paralubes was $7.3 million, $14.7 million and ($2.8) million for the years ended December 31, 1999, 1998 and 1997, respectively. The summarized financial data for Excel Paralubes contained in Note 5 are derived from the financial statements of Excel Paralubes. The financial statements of Excel Paralubes were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts and disclosures included for Excel Paralubes, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Pennzoil-Quaker State Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
February 29, 2000

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
                                                            (EXPRESSED IN THOUSANDS EXCEPT FOR
                                                                    PER SHARE AMOUNTS)
REVENUES
  Net sales..............................................  $2,951,356   $1,801,676   $1,982,148
  Other income, net......................................      37,576       48,462       31,012
                                                           ----------   ----------   ----------
                                                            2,988,932    1,850,138    2,013,160
COSTS AND EXPENSES
  Cost of sales..........................................   2,182,632    1,279,220    1,182,742
  Purchases from affiliate...............................          --      115,703      336,413
  Selling, general and administrative....................     520,660      339,799      350,123
  Depreciation and amortization..........................     123,363       77,210       64,490
  Acquisition related expenses (Note 2)..................      86,173       10,645           --
  Impairment of long-lived assets:
     Assets held for use.................................          --       29,613           --
     Assets held for disposal, including costs to sell
       (Note 3)..........................................     493,910           --           --
  Taxes, other than income...............................      16,984       12,210       11,956
  Interest charges.......................................      80,588       13,826       12,847
  Affiliated interest....................................          --       56,372       56,374
  Interest capitalized...................................          --         (255)      (7,441)
                                                           ----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAX..........................    (515,378)     (84,205)       5,656
Income tax provision (benefit)...........................    (194,447)     (38,338)       6,245
                                                           ----------   ----------   ----------
NET LOSS.................................................  $ (320,931)  $  (45,867)  $     (589)
                                                           ----------   ----------   ----------
BASIC AND DILUTED LOSS PER SHARE.........................  $    (4.12)  $    (0.96)  $    (0.01)
                                                           ==========   ==========   ==========

NET LOSS.................................................  $ (320,931)  $  (45,867)  $     (589)
Change in:
  Foreign currency translation adjustment................       6,810       (1,506)      (5,584)
  Unrealized gain (loss) on investment in securities.....      (1,420)         925       (1,768)
                                                           ----------   ----------   ----------
                                                                5,390         (581)      (7,352)
                                                           ----------   ----------   ----------
COMPREHENSIVE LOSS.......................................  $ (315,541)  $  (46,448)  $   (7,941)
                                                           ==========   ==========   ==========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                              (EXPRESSED IN THOUSANDS)
CURRENT ASSETS
  Cash and cash equivalents.................................  $   20,155    $   14,899
  Receivables...............................................     312,320       291,997
  Inventories...............................................     298,202       306,512
  Materials and supplies, at average cost...................      11,063        12,422
  Deferred income taxes.....................................          --        47,413
  Other current assets......................................      44,298        63,328
                                                              ----------    ----------
          TOTAL CURRENT ASSETS..............................     686,038       736,571
                                                              ----------    ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Lubricants and consumer products..........................     355,579       336,946
  Fast lube operations......................................     384,509       399,447
  Base oil and specialty products...........................     940,678       937,039
  Other.....................................................      70,579        47,562
                                                              ----------    ----------
          TOTAL PROPERTY, PLANT AND EQUIPMENT...............   1,751,345     1,720,994
  Less accumulated depreciation and amortization............   1,249,244       688,918
                                                              ----------    ----------
          NET PROPERTY, PLANT AND EQUIPMENT.................     502,101     1,032,076
                                                              ----------    ----------
DEFERRED INCOME TAXES.......................................     272,677        36,614
OTHER ASSETS
  Goodwill and other intangibles............................   1,065,143     1,104,353
  Other.....................................................     207,262       235,380
                                                              ----------    ----------
          TOTAL OTHER ASSETS................................   1,272,405     1,339,733
                                                              ----------    ----------
TOTAL ASSETS................................................  $2,733,221    $3,144,994
                                                              ==========    ==========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
CURRENT LIABILITIES
  Current maturities of long-term debt......................  $    1,080    $    1,283
  Accounts payable..........................................     210,700       245,721
  Payroll accrued...........................................      28,328        18,734
  Other current liabilities.................................     129,295       147,609
                                                              ----------    ----------
          TOTAL CURRENT LIABILITIES.........................     369,403       413,347
                                                              ----------    ----------
LONG-TERM DEBT, less current maturities.....................   1,026,153     1,026,054
CAPITAL LEASE OBLIGATIONS...................................      68,786        74,464
OTHER LIABILITIES...........................................     319,011       280,922
                                                              ----------    ----------
          TOTAL LIABILITIES.................................   1,783,353     1,794,787
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY
  Common stock, par value $0.10 per share -- authorized
     100,000,000 shares, issued and outstanding shares of
     78,286,296 at December 31, 1999 and 77,619,765 at
     December 31, 1998......................................       7,829         7,762
  Additional capital........................................   1,506,041     1,532,531
  Accumulated deficit.......................................    (559,522)     (180,216)
  Net unrealized holding loss on investments in
     securities.............................................      (2,263)         (843)
  Cumulative foreign currency translation adjustment........      (2,217)       (9,027)
                                                              ----------    ----------
          TOTAL SHAREHOLDERS' EQUITY........................     949,868     1,350,207
                                                              ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $2,733,221    $3,144,994
                                                              ==========    ==========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                               YEAR ENDED DECEMBER 31
                                           --------------------------------------------------------------
                                                  1999                  1998                  1997
                                           -------------------   -------------------   ------------------
                                           SHARES     AMOUNT     SHARES     AMOUNT     SHARES    AMOUNT
                                           ------   ----------   ------   ----------   ------   ---------
                                                              (EXPRESSED IN THOUSANDS)
COMMON STOCK, $0.10 par --
  Authorized 100,000,000 shares
  Balance, January 1.....................  77,620   $    7,762   47,847   $    4,785   47,847   $   4,785
     Acquisition of Quaker State
       Corporation.......................      --           --   29,773        2,977       --          --
     Shares issued.......................     666           67       --           --       --          --
                                           ------   ----------   ------   ----------   ------   ---------
  Balance, December 31...................  78,286        7,829   77,620        7,762   47,847       4,785
                                           ------   ----------   ------   ----------   ------   ---------
ADDITIONAL CAPITAL
  Balance, January 1.....................            1,532,531               395,233              366,653
     Capital contribution from
       affiliate.........................              (31,368)              412,448               28,580
     Acquisition of Quaker State
       Corporation.......................                   --               724,850                   --
     Shares issued.......................                4,878                    --                   --
                                                    ----------            ----------            ---------
  Balance, December 31...................            1,506,041             1,532,531              395,233
                                                    ----------            ----------            ---------
ACCUMULATED DEFICIT
  Balance, January 1.....................             (180,216)             (134,349)            (133,760)
     Net loss............................             (320,931)              (45,867)                (589)
     Dividends on common stock...........              (58,375)                   --                   --
                                                    ----------            ----------            ---------
  Balance, December 31...................             (559,522)             (180,216)            (134,349)
                                                    ----------            ----------            ---------
NET UNREALIZED HOLDING LOSS ON
  INVESTMENTS IN SECURITIES
  Balance, January 1.....................                 (843)               (1,768)                  --
     Change in unrealized holding loss...               (1,420)                  925               (1,768)
                                                    ----------            ----------            ---------
  Balance, December 31...................               (2,263)                 (843)              (1,768)
                                                    ----------            ----------            ---------
CUMULATIVE FOREIGN CURRENCY TRANSLATION
  ADJUSTMENT
  Balance, January 1.....................               (9,027)               (7,521)              (1,937)
     Change in translation adjustment....                6,810                (1,506)              (5,584)
                                                    ----------            ----------            ---------
  Balance, December 31...................               (2,217)               (9,027)              (7,521)
                                           ------   ----------   ------   ----------   ------   ---------
TOTAL SHAREHOLDERS' EQUITY...............  78,286   $  949,868   77,620   $1,350,207   47,847   $ 256,380
                                           ======   ==========   ======   ==========   ======   =========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
                                                                (EXPRESSED IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss................................................  $(320,931)  $ (45,867)  $    (589)
  Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
     Depreciation and amortization........................    123,363      77,210      64,490
     Asset impairments....................................    493,910      29,613          --
     Deferred income taxes................................   (197,574)    (38,814)     36,029
     Loss (gain) on sales of assets.......................      5,459      (4,357)     (3,072)
     Distributions from equity investees in excess of
       earnings...........................................     12,046      27,834      23,774
     Non-cash accruals....................................     33,409      53,830      25,366
     Other non-cash items.................................     10,728      25,969       3,555
     Change in operating assets and liabilities (Note
       3).................................................   (102,059)   (221,605)     35,227
                                                            ---------   ---------   ---------
          Net cash provided by (used in) operating
            activities....................................     58,351     (96,187)    184,780
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures....................................    (78,114)    (88,340)   (147,794)
  Acquisition of Snap Automotive Products assets..........         --          --     (41,000)
  Proceeds from sales of assets...........................    105,815      26,539      14,350
  Other investing activities..............................     (9,808)     14,634     (28,222)
                                                            ---------   ---------   ---------
          Net cash provided by (used in) investing
            activities....................................     17,893     (47,167)   (202,666)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper borrowings (repayments)................   (229,835)    488,409          --
  Debt repayments.........................................   (376,109)     (8,405)    (10,457)
  Proceeds from issuances of debt.........................    600,655      13,457       8,500
  Proceeds from note payable to affiliate.................         --      25,622      13,178
  Payment of intercompany indebtedness to affiliate.......     (7,324)   (369,962)         --
  Dividends paid..........................................    (58,375)         --          --
                                                            ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities....................................    (70,988)    149,121      11,221
                                                            ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......      5,256       5,767      (6,665)
CASH AND CASH EQUIVALENTS, beginning of period............     14,899       9,132      15,797
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period..................  $  20,155   $  14,899   $   9,132
                                                            =========   =========   =========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SPIN-OFF FROM PENNZOIL COMPANY AND PRINCIPLES OF CONSOLIDATION --

  Spin-off from Pennzoil Company --

     On December 30, 1998, Pennzoil Company distributed (the "Spin-off") to its stockholders 47.8 million shares of common stock of its wholly owned subsidiary Pennzoil-Quaker State Company ("Pennzoil-Quaker State" or the "Company") representing all of the shares of the Company owned by Pennzoil Company, which was acquired by Devon Energy Corporation ("Devon") in a separate transaction on August 17, 1999.

  Principles of Consolidation --

     Pennzoil-Quaker State is engaged primarily in the manufacturing and marketing of lubricants, car care products, base oils and specialty industrial products and in the franchising, ownership and operation of fast lube centers. The accompanying consolidated financial statements reflect the historical costs and results of operations of Pennzoil-Quaker State, including all majority-owned subsidiaries of the Company. All significant intercompany accounts and transactions within Pennzoil-Quaker State have been eliminated. Pennzoil-Quaker State follows the equity method of accounting for investments in 20% to 50% owned entities.

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

     Pennzoil-Quaker State accounted for the acquisition using the purchase method of accounting. The purchase price, which was calculated based on the market capitalization of Quaker State, was allocated to the assets and liabilities acquired based upon the fair value of those assets and liabilities as of the acquisition date. The excess of the aggregate purchase price over fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The purchase price was initially allocated as follows (in thousands):

Fair value of tangible assets acquired......................  $ 659,071
Goodwill and other intangible assets........................    943,398
Fair value of liabilities assumed...........................   (874,642)
                                                              ---------
Net purchase price..........................................    727,827
Quaker State acquisition-related costs and expenses.........     80,557
Pennzoil-Quaker State acquisition-related costs and
  expenses..................................................      3,720
                                                              ---------
Total purchase price........................................  $ 812,104
                                                              =========

     The Company has completed its final calculation and allocation of the purchase price. The effect of adjustments recorded subsequent to the acquisition date were not material.

     At December 31, 1998, Pennzoil-Quaker State recognized certain liabilities assumed in connection with the acquisition of Quaker State totaling $27.9 million and adjusted the purchase cost accordingly. The preliminary allocation of the purchase price to liabilities assumed included (a) $16.6 million in severance costs for certain Quaker State employees, (b) $9.0 million in closing costs of Quaker State's Q Lube company-operated fast lube service centers and
(c) $2.3 million in relocation costs of certain Quaker State employees. During the year ended December 31, 1999, those liabilities were reduced by cash payments of

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

$18.3 million for severance to Quaker State employees and closing costs of certain of Quaker State's Q Lube company-operated fast lube centers. No additional liabilities were recorded in 1999 in connection with the Quaker State acquisition. The remaining accrual of $9.6 million at December 31, 1999, included in accounts payable, relates primarily to future severance payments to Quaker State employees.

     Pennzoil-Quaker State also incurred $10.6 million in 1998 expenses related to the acquisition of Quaker State. These charges were the result of management's changes in strategic plans, restructurings and reorganizations related to the acquisition and were primarily due to the estimated expenses of closing Jiffy Lube company-operated fast lube service centers and the resolution of certain conflicts between Jiffy Lube and Q Lube franchise-operated service centers. During the year ended December 31, 1999, those liabilities were reduced by cash payments of $4.7 million to resolve certain conflicts between Jiffy Lube and Q Lube franchise-operated service centers. No additional liabilities resulting from restructuring or reorganizations related to the Quaker State acquisition were recorded in 1999. The remaining accrual of $5.9 million at December 31, 1999, included in accounts payable, relates primarily to estimated expenses of closing Jiffy Lube company-operated fast lube service centers.

     Acquisition-related expenses of $80.6 million incurred by Quaker State prior to the acquisition were recognized in Quaker State's 1998 results of operations and are not included in Pennzoil-Quaker State's results of operations for 1998.

     The following unaudited pro forma information has been prepared as if the acquisition of Quaker State occurred on January 1, 1997 after including amortization of goodwill, brands and other intangible assets, interest expense and related income tax effects. The unaudited pro forma information does not reflect adjustments for any estimated general and administrative expense savings, operational efficiencies and costs related to the acquisition of Quaker State. The unaudited pro forma information is not necessarily indicative of results that would have actually occurred had the acquisition of Quaker State been consummated on January 1, 1997 or future results of operations.

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

---------------

(1) The 1998 net loss includes certain after-tax charges of $82.5 million ($124.5 million pretax) related to the acquisition of Quaker State, impairment of long-lived assets, restructuring charges and other matters.

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

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

  Use of Estimates --

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Receivables --

     Current receivables include trade accounts and notes receivable and are net of allowances for doubtful accounts of $18.8 million and $18.2 million as of December 31, 1999 and 1998, respectively. Long-term receivables consist of notes receivable and are net of allowances for doubtful accounts of $1.0 million and $0.9 million as of December 31, 1999 and 1998, respectively.

     At December 31, 1999 and 1998, current receivables included notes receivable of $19.9 million and $16.6 million, respectively. Other assets included long-term notes receivable of $41.8 million and $53.2 million at December 31, 1999 and 1998, respectively.

     The Company's net accounts receivable sold under its receivables sales facility totaled $153.1 million and $115.0 million as of December 31, 1999 and 1998, respectively. The accounts receivable are sold to a third party through the Company's wholly owned subsidiary, Pennzoil Receivables Company ("PRC"). PRC is a special limited purpose corporation and its assets are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The Company increased and extended its one-year sales facility in June 1999 to provide for ongoing sales of up to $160.0 million of accounts receivable.

     The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $210.0 million through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation ("PLCAC"). The aggregate purchase price limit was increased in January 2000 from $200.0 million to $210.0 million. PLCAC is a Nevada corporation and the assets of PLCAC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The agreement terminates on March 13, 2001 or on the date on which the aggregate purchase price reaches $210.0 million. The Company's notes receivable sold under the agreement totaled $153.2 million and $97.3 million as of December 31, 1999 and 1998, respectively.

  Inventories --

     Inventories consist primarily of lubricants, consumer products, base oils and specialty products. A majority of inventories is reported at cost using the last-in, first-out ("LIFO") method, which is lower than market. Substantially all other inventories are reported at cost using the first-in, first-out method. Inventories valued on the LIFO method totaled $181.4 million and $187.5 million at December 31, 1999 and 1998, respectively. The current cost of LIFO inventories was approximately $201.1 million and $187.5 million at December 31, 1999 and 1998, respectively.

  Property, Plant and Equipment and Depreciation and Amortization --

     Property, plant and equipment additions are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line or accelerated methods over estimated useful lives. Pennzoil-Quaker State capitalizes the interest cost associated with major construction projects based on the effective interest rate on aggregate borrowings. No interest was capitalized in 1999.

  Impairment of Long-Lived Assets --

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset carrying amount is less than such cash flow estimate, it is written down to its

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES fair value. Estimates of expected future cash flows are to represent management's best estimate based on reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 121 is permanent and may not be restored. Due principally to the incurrence of operating losses at certain Jiffy Lube company-operated stores, an impairment totaling $29.6 million was recorded with respect to such stores during 1998. No long-lived asset impairments were required during 1997.

     SFAS No. 121 also requires that assets to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. During 1999, the Company completed a strategic review of its manufacturing assets and businesses including refineries, interests in manufacturing partnerships and packaging plants. Based on the results of this review, the Company decided to withdraw from the refining business and to dispose of its refineries and related assets. As a result of this decision, Pennzoil-Quaker State recorded a pretax charge of $445.9 million to reflect the writedown of its Rouseville and Shreveport refineries to their fair values less costs to sell related to the expected disposition of those facilities. The assets and results of operations related to the Rouseville and Shreveport refineries are included in the Base Oil and Specialty Products segment. The Company also recorded a pretax charge of $11.4 million to reflect the impairment of its Rouseville blending and packaging plant related to its anticipated closure. The assets and results of operations related to the Rouseville blending and packaging plant are included in the Lubricants and Consumer Products segment.

     In connection with the above actions, Pennzoil-Quaker State also accrued $36.6 million in additional expenses related to the sale and closure of the Rouseville and Shreveport refineries and the Rouseville blending and packaging plant. These additional expenses included (a) $9.8 million in severance costs
(b) $12.0 million in environmental costs for cleanup and removal of tanks and equipment and (c) $14.8 million in other disposal costs. Reference is made to
Note 15 for further discussion.

  Goodwill and Other Intangible Assets --

     Total goodwill as of December 31, 1999 and 1998 was $644.7 million and $646.4 million, respectively. Tradenames totaled $420.6 million and $431.4 million as of December 31, 1999 and 1998, respectively. Goodwill and tradenames are being amortized on a straight-line basis over periods ranging from 20 to 40 years. Amortization expense recorded in 1999, 1998 and 1997 was $42.7 million, $14.1 million and $13.1 million, respectively. Accumulated amortization as of December 31, 1999 and 1998 was $119.7 million and $71.2 million, respectively.

  Deferred Refinery Turnaround Costs --

     A turnaround is a periodically required standard procedure for maintenance of a refinery, which involves the shutdown and inspection of major processing units and generally occurs approximately every three years. The estimated costs of major maintenance, including turnarounds at refineries, are accrued. Accruals for turnarounds included in other current and long-term liabilities in the accompanying consolidated balance sheet totaled $4.6 million at December 31, 1999 and $15.2 million at December 31, 1998.

     Other expenditures for maintenance and repairs are charged to expense when incurred. Renewals and improvements are treated as additions to property, plant and equipment, and items replaced are treated as retirements.

  Advertising Costs --

     Advertising costs are expensed as incurred. Advertising costs were $162.2 million, $114.4 million and $118.1 million for the years ended December 31, 1999, 1998 and 1997 respectively.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

  Environmental Expenditures --

     Environmental expenditures are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Reference is made to Note 12 for a discussion of amounts recorded for these liabilities.

  Cash Flow Information --

     For purposes of the consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The effect of changes in foreign exchange rates on cash balances has been immaterial. In 1999, the Company received net cash tax refunds of $25.0 million. No cash was paid or received for income taxes in 1998 or 1997.

     Changes in operating assets and liabilities consist of the following:

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1999        1998        1997
                                                             ---------   ---------   --------
                                                                 (EXPRESSED IN THOUSANDS)
Receivables................................................  $ (26,648)  $ (31,277)  $(30,432)
Inventories................................................      8,311     (21,077)   (34,121)
Other long-term assets.....................................    (26,151)    (21,855)   (30,011)
Payable to Pennzoil Company(1).............................         --     (60,000)   153,535
Other current liabilities..................................    (82,187)    (43,824)    (1,751)
Other operating assets and liabilities.....................     24,616     (43,572)   (21,993)
                                                             ---------   ---------   --------
Decrease (increase) in operating assets and liabilities....  $(102,059)  $(221,605)  $ 35,227
                                                             =========   =========   ========
Cash paid during the period for:
  Interest (net of amounts capitalized)(2).................  $  60,121   $  13,256   $  4,954

---------------

(1) Historically, changes in operating cash flows pertaining to intercompany balances were a function of the timing of intercompany settlements, level of investment activity and operating performance of the user of such funds.

(2) Cash paid for interest increased in 1999 primarily due to the increase in average long-term debt outstanding for the full twelve month period ended December 31, 1999 as a result of the Quaker State acquisition on December 30, 1998, partially offset by a decrease in interest rates.

  Earnings Per Share --

     Pennzoil-Quaker State computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings per share are computed based on the weighted average shares of common stock outstanding, while diluted earnings per share also reflects the impact of potentially dilutive securities such as outstanding options. Computations for basic and diluted loss per share for the years ended 1999, 1998 and 1997 consist of the following:

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1999         1998       1997
                                                             ---------    --------    -------
                                                              (EXPRESSED IN THOUSANDS EXCEPT
                                                                    PER SHARE AMOUNTS)
Net loss...................................................  $(320,931)   $(45,867)   $  (589)
Basic and diluted weighted average shares(1)...............     77,850      48,009     47,847
Basic and diluted loss per share...........................      (4.12)      (0.96)     (0.01)

---------------

(1) Options to purchase 3,367,286 and 3,409,474 shares of common stock and conditional stock awards of 270,356 and 137,636 were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of diluted loss per share because the impact of these options and awards was antidilutive. No options or awards were outstanding as of December 31, 1997.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

  International Operations --

     Pennzoil-Quaker State's income (loss) before income tax includes income or loss from international operations of $9.0 million, $0.3 million and ($9.3) million in 1999, 1998 and 1997, respectively.

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

  Comprehensive Income --

     Effective January 1, 1998, Pennzoil-Quaker State adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income including unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments and the related tax effects. For the years ended December 31, 1999, 1998 and 1997, unrealized holding gains (losses) on marketable securities includes income tax expense (benefit) of ($1.2) million, $0.5 million and ($1.0) million, respectively. No tax benefit associated with foreign currency translation losses has been recorded through December 31, 1999.

  Costs of Start-Up Activities --

     Effective January 1, 1999, Pennzoil-Quaker State adopted Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which required costs of start-up activities to be expensed as incurred. The adoption of this SOP had no material effect on the Company's financial position or results of operations.

  Recent Accounting Pronouncements --

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The standard requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until all fiscal years beginning after June 15, 2000. The Company is currently assessing SFAS No. 133 to determine what impact, if any, this pronouncement will have on the Company's financial position or results of operations.

(4) TRANSACTIONS WITH PENNZOIL COMPANY --

  Purchases from Affiliate --

     Purchases from affiliate included purchases of crude oil from Pennzoil Company at market prices of $115.7 million and $336.4 million in 1998 and 1997, respectively.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

  Allocated General and Administrative Expenses and Other Items --

     Prior to the Spin-off, Pennzoil Company charged Pennzoil-Quaker State for all direct and indirect administrative costs associated with its operations through a monthly charge that allocated indirect costs on a formula that considered the total assets, sales and employees of Pennzoil-Quaker State. Pennzoil Company and Pennzoil-Quaker State entered into an arrangement to share certain services for a period of up to one year following the Spin-off. Costs of these services were shared by each company accordingly. The cost sharing arrangement terminated on December 31, 1999.

  Receivable from Affiliate --

     At December 31, 1998, receivables included amounts due from Pennzoil Company of $11.8 million for borrowings by Pennzoil Company after the Spin-off. The full amount was repaid in 1999. At December 31, 1999, receivables included $4.2 million due from Devon for services under the cost sharing arrangement.

(5) SUMMARIZED FINANCIAL DATA --

     The Company and Conoco Inc. ("Conoco") are equal partners in Excel Paralubes, which operates a state-of-the-art base oil hydro-cracker located at Conoco's refinery in Lake Charles, Louisiana. The facility is capable of producing approximately 20,000 barrels per day of high-quality base oils, the base ingredient in finished lubricants. Conoco operates the plant with support positions staffed by both companies.

     Pennzoil-Quaker State's net investment in Excel Paralubes, carried as a credit balance of $61.5 million and $51.8 million at December 31, 1999 and 1998, respectively, is netted against other equity investments and included in other assets on the consolidated balance sheet. Pennzoil-Quaker State's 1999, 1998 and 1997 equity in Excel Paralubes' pretax income (loss) of $7.3 million, $14.7 million and $(2.8) million, respectively, is included in other income in the consolidated statement of operations.

     Summarized balance sheet and operations information for Excel Paralubes (on a 100% basis) as of December 31, 1999 and 1998 and for the three years in the period ended December 31, 1999 follows:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
Current assets..............................................   $  67,236     $  53,273
Noncurrent assets...........................................     429,889       442,763
Current liabilities.........................................      96,313        80,912
Noncurrent liabilities......................................     523,888       518,765
Partners' deficit...........................................    (123,076)     (103,641)

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
                                                            (EXPRESSED IN THOUSANDS)
Revenues...............................................  $316,029   $279,329   $264,388
Operating earnings.....................................    53,453     67,180     32,023
Net income (loss)......................................    14,565     29,488     (5,677)

     At December 31, 1999, Excel Paralubes had total debt of $574.5 million, consisting of $240.0 million of 7.125% senior bonds due 2011, $250.0 million of 7.43% senior bonds due 2015, and $84.5 million of variable rate borrowings under commercial paper facilities with banks. Borrowings under commercial paper facilities are due in 2000 and are classified as short-term. Recourse for the partners under the bonds is limited to the revenues and assets of Excel Paralubes. Certain restrictive covenants may limit the ability of Excel Paralubes to incur debt, make distributions to the partners, make investments or create liens. Conoco and Pennzoil-

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

Quaker State maintain an agreement with Excel Paralubes to provide support to Excel Paralubes up to an aggregate amount of $60.0 million should a liquidity cash flow deficit occur.

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

     As a result of the acquisition of Quaker State, Pennzoil-Quaker State assumed the obligations and assets of the pension and postretirement benefit plans for Quaker State employees. The pension benefit obligation and plan assets assumed by Pennzoil-Quaker State as of December 31, 1998 were $157.8 million and $172.6 million, respectively. The accumulated postretirement benefit obligation assumed by Pennzoil-Quaker State from Quaker State as of December 31, 1998 was $86.9 million.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     The following table presents the Pennzoil-Quaker State plans' benefit obligations, plan assets, reconciliation of funded status, amounts recognized in the consolidated balance sheets, components of net periodic benefit cost, and the actuarial assumptions used in determining the recognized obligations:

                                                     PENSION BENEFITS        OTHER BENEFITS
                                                     AS OF DECEMBER 31      AS OF DECEMBER 31
                                                    -------------------   ---------------------
                                                      1999       1998       1999        1998
                                                    --------   --------   ---------   ---------
                                                             (EXPRESSED IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year.........  $333,622   $159,060   $ 124,155   $  39,406
     Service cost.................................     9,569      7,143       1,770         579
     Interest cost................................    22,370     11,891       8,360       2,607
     Plan amendments..............................    (5,512)     2,342      (5,690)         --
     Acquisitions.................................        --    157,815         498      86,902
     Curtailment gain.............................    (3,930)        --      (2,296)         --
     Benefits paid................................   (19,001)    (7,377)     (8,467)     (3,266)
     Actuarial (gain) or loss.....................   (29,892)     2,748       5,661      (2,073)
                                                    --------   --------   ---------   ---------
  Benefit obligation at end of year...............  $307,226   $333,622   $ 123,991   $ 124,155
                                                    ========   ========   =========   =========
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of
     year.........................................  $398,181   $186,169   $      --   $      --
     Actual return on plan assets.................    29,178     46,274          --          --
     Acquisitions.................................        --    172,600          --          --
     Employer contributions.......................     1,541        515       8,467       3,266
     Benefits paid................................   (19,001)    (7,377)     (8,467)     (3,266)
                                                    --------   --------   ---------   ---------
  Fair value of plan assets at end of year........  $409,899   $398,181   $      --   $      --
                                                    ========   ========   =========   =========
RECONCILIATION OF FUNDED STATUS:
     Over (under) funded status...................  $102,673   $ 64,559   $(123,991)  $(124,155)
     Unrecognized actuarial gain..................   (92,392)   (79,899)     (2,770)     (2,690)
     Unrecognized transition asset................      (484)      (696)         --          --
     Unrecognized prior service cost..............    15,436     23,686          --          --
                                                    --------   --------   ---------   ---------
  Net amount over (under) funded at year-end......  $ 25,233   $  7,650   $(126,761)  $(126,845)
                                                    ========   ========   =========   =========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
  SHEET CONSIST OF:
     Prepaid benefit cost.........................  $ 54,767   $ 38,420   $      --   $      --
     Accrued benefit liability....................   (33,035)   (34,060)   (126,761)   (126,845)
     Intangible asset.............................     2,785      3,131          --          --
     Accumulated other comprehensive income.......       716        159          --          --
                                                    --------   --------   ---------   ---------
  Net asset (liability) recognized at year-end....  $ 25,233   $  7,650   $(126,761)  $(126,845)
                                                    ========   ========   =========   =========
     Other comprehensive income attributable to
       change in additional minimum liability
       recognition................................       557        137          --          --

     The benefit obligation for the defined benefit pension plans with benefit obligations in excess of plan assets was $15.5 million and $15.9 million, as of December 31, 1999 and December 31, 1998, respectively. Fair value of plan assets for the underfunded plans was $0.2 million as of December 31, 1999. No plan assets related to the underfunded plans existed for the plans at December 31, 1998.

     The projected benefit obligation and accumulated benefit obligation for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $15.5 million and $14.3 million, respectively, as of December 31, 1999, and $15.9 million and $13.6 million, respectively, as of December 31, 1998. The fair value of plan assets was $0.2 million as of December 31, 1999. No plan assets related to the underfunded plans existed for these plans at December 31, 1998.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Net periodic benefit cost included the following components:

                                                 PENSION BENEFITS               OTHER BENEFITS
                                          ------------------------------   -------------------------
                                            1999       1998       1997      1999      1998     1997
                                          --------   --------   --------   -------   ------   ------
                                                           (EXPRESSED IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:
     Service cost.......................  $  9,569   $  7,142   $  5,934   $ 1,770   $  579   $  760
     Interest cost......................    22,370     11,891     10,499     8,360    2,607    2,734
     Expected return on plan assets.....   (40,959)   (19,810)   (16,406)       --       --       --
     Amortization of prior service
       cost.............................     2,741      2,570      2,197        --       --       --
     Amortization of transition asset...      (212)      (212)      (212)       --       --       --
     Recognized actuarial gain..........    (5,545)    (3,252)    (2,682)       --       --       --
                                          --------   --------   --------   -------   ------   ------
  Net periodic benefit cost (income)....  $(12,036)  $ (1,671)  $   (670)  $10,130   $3,186   $3,494
                                          ========   ========   ========   =======   ======   ======
Additional gain recognized due to
  curtailment...........................  $ (3,930)        --         --   $(2,296)      --       --

Weighted-average assumptions were:

                                                  PENSION BENEFITS           OTHER BENEFITS
                                                  AS OF DECEMBER 31         AS OF DECEMBER 31
                                               -----------------------    ---------------------
                                               1999     1998     1997     1999     1998    1997
                                               -----    -----    -----    -----    ----    ----
Discount rates...............................   7.75%    7.00%    7.25%    7.75%   7.00%   7.25%
Expected long-term rate of return on plan
  assets.....................................  10.50%   10.50%   10.50%      --      --      --
Rate of compensation increase................   4.20%    4.20%    4.60%      --      --      --

     For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000; the rate was assumed to decrease gradually to 5.25% for the year 2005 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              ONE-PERCENTAGE    ONE-PERCENTAGE
                                                              POINT INCREASE    POINT DECREASE
                                                              --------------    --------------
                                                                  (EXPRESSED IN THOUSANDS)
Effect on total of service and interest cost components for
  1999......................................................      $1,040           $  (895)
Effect on year-end 1999 postretirement benefit obligation...       9,436            (8,349)

  Contribution Plans --

     Prior to the Spin-off, employees of Pennzoil-Quaker State who had completed one year of service were also covered by a defined contribution plan of Pennzoil Company. Employee contributions of not less than 1% to not more than 6% of each covered employee's compensation were matched between 50% and 100% by Pennzoil Company. Pennzoil-Quaker State was charged $6.2 million and $6.5 million by Pennzoil Company for such contributions in 1998 and 1997, respectively. The Company assumed responsibility for the defined contribution plans related to all Pennzoil-Quaker State employees on December 30, 1998. The cost of the Company's contributions totaled $8.8 million in 1999.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

(7) CAPITAL STOCK AND STOCK OPTIONS --

  Common Stock --

     Pennzoil-Quaker State's Restated Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock. At December 31, 1999, 78,286,296 shares were issued and outstanding.

  Preferred Stock --

     Pennzoil-Quaker State's Restated Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock. None of these shares were issued or outstanding at December 31, 1999. On December 14, 1998, the Board of Directors of Pennzoil-Quaker State declared a dividend of one right to purchase preferred stock ("Right") for each outstanding share of the Pennzoil-Quaker State common stock, to stockholders of record at the close of business on December 18, 1998. Each Right entitles the registered holder to purchase from Pennzoil-Quaker State a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $90 per share upon the occurrence of certain specified events.

  Stock Option Plans --

     In connection with the Spin-off on December 30, 1998, Pennzoil-Quaker State issued 3,409,474 stock options, on a one-for-one basis, to the holders of Pennzoil Company stock options outstanding on that date. The exercise prices were based upon the original exercise prices of outstanding Pennzoil Company options allocated in proportion to the market value of common stock of Pennzoil-Quaker State relative to the market value of common stock of Pennzoil Company immediately following the Spin-off. Options issued on December 30, 1998 have a maximum term of ten years and are exercisable under the terms of the respective option agreements. At December 31, 1998, expiration dates for the outstanding options ranged from October 1999 to October 2008 and the weighted average exercise price per share was $26.54. Payment of the exercise price may be made in cash or in shares of Pennzoil-Quaker State common stock previously owned by the optionee, valued at the then-current market value.

     At December 31, 1999, Pennzoil-Quaker State had nonqualified stock option plans covering a total of 8,170,456 shares of Pennzoil-Quaker State common stock, of which 1,462,433 shares remained available for granting of options. Options granted under the plans have a maximum term of ten years and are exercisable under the terms of the respective option agreements at the market price of the common stock at the date of grant, subject to antidilution adjustments in certain circumstances. At December 31, 1999, expiration dates for the outstanding options ranged from April 2000 to December 2009 and the weighted average exercise price per share was $21.08. Payment of the exercise price may be made in cash or in shares of Pennzoil-Quaker State common stock previously owned by the optionee, valued at the then-current market value.

     Additional information with respect to the stock option activity during 1999 is summarized in the following table:

                                                                          WTD. AVG.
                                                                          EXERCISE
                       STOCK OPTIONS                           SHARES       PRICE
                       -------------                          ---------   ---------
Outstanding at beginning of year............................  3,409,474    $26.54
  Granted...................................................  3,668,615    $15.57
  Exercised.................................................      3,000    $ 6.00
  Lapsed....................................................    361,716    $16.40
  Expired...................................................      5,350    $39.29
                                                              ---------
Outstanding at end of year..................................  6,708,023    $21.08
                                                              =========
Options exercisable at year-end.............................  3,367,286    $26.56
                                                              =========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 1999.

                                               OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                   -------------------------------------------   ---------------------------
                                      NUMBER OF         WEIGHTED      WEIGHTED      NUMBER OF       WEIGHTED
                                       OPTIONS           AVERAGE      AVERAGE        OPTIONS        AVERAGE
                                     OUTSTANDING       CONTRACTUAL    EXERCISE     EXERCISABLE      EXERCISE
    RANGE OF EXERCISE PRICES       AT DEC. 31, 1999   LIFE IN YEARS    PRICE     AT DEC. 31, 1999    PRICE
    ------------------------       ----------------   -------------   --------   ----------------   --------
$ 5.63-$15.00....................       127,200            9.2         13.37            9,000         6.51
$15.01-$23.00....................     4,204,838            8.3         16.72          982,301        20.34
$23.01-$30.00....................     1,278,185            5.4         25.76        1,278,185        25.76
$30.01-$39.08....................     1,097,800            5.7         33.23        1,097,800        33.23
                                      ---------                                     ---------
$ 5.63-$39.08....................     6,708,023                        21.08        3,367,286        26.56

     On December 30, 1998, holders of 137,636 units of Pennzoil Company common stock granted to participating employees under Pennzoil Company's conditional stock award programs were granted, on a one-for-one basis, units of Pennzoil-Quaker State common stock. In 1999, there were 180,150 units of common stock granted to selected employees under Pennzoil-Quaker State's conditional stock award programs. Awards under the programs are made in the form of units which entitle the recipient to receive, at the end of a specified period, subject to certain conditions of continued employment, a number of shares of Pennzoil-Quaker State common stock equal to the number of units granted. At December 31, 1999, units covering 270,356 shares of Pennzoil-Quaker State common stock were outstanding (compared to 137,636 shares at December 31, 1998). In 1999, 19,860 shares of Pennzoil-Quaker State common stock were distributed to selected employees upon maturity of awards granted under Pennzoil-Quaker State's conditional stock award programs. During 1999, units covering 27,570 shares of Pennzoil-Quaker State's common stock lapsed. These units had been granted in previous years under Pennzoil-Quaker State's conditional stock award programs.

     Pennzoil-Quaker State applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. APB Opinion 25 does not require compensation expense to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation expense has been recognized for Pennzoil-Quaker State's stock-based plans. Had compensation expense for Pennzoil-Quaker State's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," Pennzoil-Quaker State's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                      1999          1998
                                                                  ------------   -----------
                                                                   (EXPRESSED IN THOUSANDS
                                                                  EXCEPT PER SHARE AMOUNTS)
Net loss..........................................  As reported    $(320,931)     $(45,867)
                                                      Pro forma    $(332,375)     $(51,812)
Basic and diluted loss per share..................  As reported    $   (4.12)     $   (.96)
                                                      Pro forma    $   (4.27)     $  (1.08)

     The fair value calculated under SFAS No. 123 of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1999 and 1998, respectively: risk-free interest rates ranging from 4.84% to 6.36% and 6.25%; dividend yield of 2.29% and 3.07%; stock price volatility factor of .2880 and .2891; and expected option lives of 7 years. The weighted average fair value of options granted during 1999 and 1998 was $4.79 and $12.46, per option, respectively.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

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

  Federal, State and Foreign --

     Federal, state and foreign income tax expense (benefit) consists of the following:

                                                          YEAR ENDED DECEMBER 31
                                                      -------------------------------
                                                        1999        1998       1997
                                                      ---------   --------   --------
                                                         (EXPRESSED IN THOUSANDS)
Current
  United States.....................................  $      --   $     --   $(30,044)
  Foreign...........................................      1,637        700        239
  State.............................................      1,493       (224)        20
Deferred
  United States.....................................   (158,443)   (37,104)    32,470
  Foreign...........................................         --         --       (442)
  State.............................................    (39,134)    (1,710)     4,002
                                                      ---------   --------   --------
Income tax provision (benefit)......................  $(194,447)  $(38,338)  $  6,245
                                                      =========   ========   ========

     Pennzoil-Quaker State's net deferred tax asset is as follows:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
Deferred tax liability......................................   $  85,138     $ 194,457
Deferred tax asset..........................................    (374,019)     (302,327)
Valuation allowance.........................................      16,204        23,843
                                                               ---------     ---------
          Net deferred tax asset............................   $(272,677)    $ (84,027)
                                                               =========     =========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Temporary differences and carryforwards, which comprise significant portions of deferred tax assets and liabilities, are as follows:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1999          1998
                                                              -----------   ----------
                                                              (EXPRESSED IN THOUSANDS)
Inventory...................................................   $ (12,267)    $(10,310)
Product liability...........................................      (2,573)      (8,750)
Property, plant and equipment...............................     (65,919)     154,563
Investments in foreign subsidiaries.........................       4,782       (7,373)
Benefit related accruals....................................     (57,779)     (86,322)
Environmental accruals......................................     (10,601)     (11,088)
Alternative minimum tax credit carryforward.................     (17,000)     (35,229)
Net operating loss carryforwards............................     (87,098)     (52,530)
Other, net..................................................     (40,426)     (50,831)
Valuation allowance.........................................      16,204       23,843
                                                               ---------     --------
          Net deferred tax asset............................   $(272,677)    $(84,027)
                                                               =========     ========

     The principal items accounting for the difference in income taxes on income computed at the federal statutory rate and income taxes as recorded are as follows:

                                                           YEAR ENDED DECEMBER 31
                                                        -----------------------------
                                                          1999        1998      1997
                                                        ---------   --------   ------
                                                          (EXPRESSED IN THOUSANDS)
Income tax provision (benefit) at statutory rate......  $(180,381)  $(29,472)  $1,980
Increases (reductions) resulting from:
  State income taxes, net.............................    (24,467)    (1,257)   2,592
  Taxes on foreign income less than statutory rate....      1,064        456     (149)
  Nondeductible goodwill..............................      5,971      1,040    1,173
  Tax sharing benefit received from parent............         --     (9,721)      --
  Other, net..........................................      3,366        616      649
                                                        ---------   --------   ------
Income tax provision (benefit)........................  $(194,447)  $(38,338)  $6,245
                                                        =========   ========   ======

     Prior to the 1999 tax year, Pennzoil-Quaker State was included in Pennzoil Company's U.S. consolidated income tax returns and was a participant in Pennzoil Company's intercompany tax sharing agreement. The 1998 income tax benefit includes a favorable adjustment of $9.7 million to reflect the apportionment of tax attributes formerly shared with Pennzoil Company.

     In connection with the Spin-off, Pennzoil-Quaker State entered into a tax separation agreement with Pennzoil Company which provides, among other things, that (1) Pennzoil-Quaker State will be responsible for and indemnify Pennzoil Company against all taxes that are attributable to certain inventory adjustments, (2) Pennzoil Company will be responsible for and indemnify Pennzoil-Quaker State against any other consolidated federal or state income tax liability for periods ended on or before the date of the Spin-off, (3) any other taxes will be borne by the party on whom such taxes are imposed by law. The rights and obligations of Pennzoil Company under this agreement were assumed by Devon in its August 1999 acquisition of Pennzoil Company. The agreement also establishes procedures for the conduct and settlement of certain tax audits and related proceedings. Pennzoil-Quaker State and Quaker State filed separate tax returns for the 1998 tax year. Pennzoil-Quaker State will file a consolidated tax return beginning with the 1999 tax year.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     At December 30, 1998, Pennzoil-Quaker State estimated certain net deferred tax assets associated with the spun-off assets and liabilities and the allocation of certain tax attributes associated with the tax separation agreement. Those net deferred tax assets were considered in calculating the capital contribution of $412.4 million made by Pennzoil Company to the Company as part of the Spin-off.

     In 1999, Pennzoil-Quaker State adjusted its deferred tax asset in connection with the allocation of deferred tax assets and liabilities from Pennzoil Company. The adjustments related primarily to the finalization of estimates made in 1998 of the allocations of net operating losses, alternative minimum tax credits and deferred tax liabilities created in foreign subsidiaries. As a result of these adjustments to tax attributes related to the spun-off assets and liabilities, the Company decreased its net deferred tax asset and adjusted the capital contribution related to the Spin-off by $31.4 million in 1999.

     As of December 31, 1999, Pennzoil-Quaker State had a United States net operating loss carryforward of approximately $139.4 million, which is available to reduce future federal income taxes payable. Additionally, for the purposes of determining alternative minimum tax, an approximate $50.1 million net operating loss is available to offset future alternative minimum taxable income. If not used, these carryovers will expire in years 2018 and 2019. In addition, Pennzoil-Quaker State also has a separate return limitation loss of $4.5 million and an approximate $3.1 million net operating loss which is available to offset alternative minimum taxable income. Utilization of the separate return net operating losses, to the extent generated in separate return years, is limited based on the separate taxable income of the subsidiary, or its successor, generating the loss. If not used, these carryovers will expire in the years 2000 to 2006. A valuation allowance of approximately $1.6 million has been established to offset the portion of the deferred tax asset related to the separate return limitation losses expected to expire before their utilization. In addition, Pennzoil-Quaker State has approximately $17.0 million of alternative minimum tax credits indefinitely available to reduce regular tax liability to the extent it exceeds the related alternative minimum tax otherwise due. All net operating loss and credit carryover amounts are subject to examination by the tax authorities.

     Pennzoil-Quaker State also had state net operating loss carryforwards, the tax effect of which was approximately $38.3 million as of December 31, 1999. A valuation allowance of approximately $14.6 million has been established to offset the portion of this deferred tax asset related to state tax loss carryforwards expected to expire before their utilization.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

(9) DEBT --

     Debt outstanding was as follows:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
7.375% Debentures due 2029, net of discount.................  $  398,038    $       --
6.750% Notes due 2009, net of discount......................     199,057            --
6.625% Notes due 2005, net of discount......................      99,647        99,578
Commercial paper............................................     242,578       488,409
Pollution control bonds, net of discount....................      50,549        50,544
International debt facilities...............................      13,830        11,033
Quaker State variable-rate revolving credit agreements......          --       370,000
Other variable-rate credit arrangements with banks..........      16,000            --
Other debt..................................................       7,534         7,773
                                                              ----------    ----------
          Total debt........................................   1,027,233     1,027,337
Less amounts classified as current maturities...............      (1,080)       (1,283)
                                                              ----------    ----------
          Total long-term debt..............................  $1,026,153    $1,026,054
                                                              ==========    ==========

     On March 30, 1999, Pennzoil-Quaker State issued debt in the form of $200.0 million of 6 3/4% Notes due April 1, 2009 and $400.0 million of 7 3/8% Debentures due April 1, 2029. Net proceeds of $592.2 million from the Notes and Debentures were used to reduce the Company's outstanding commercial paper borrowings and variable rate debt.

     The Company has a revolving credit facility with a group of banks that provides for up to $600.0 million of committed unsecured revolving credit borrowings through November 14, 2000, with any outstanding borrowings on such date being converted into a term credit facility terminating on November 14, 2001. There were no borrowings outstanding under this revolving credit facility at December 31, 1999 or 1998.

     The Company has currently limited aggregate borrowings under its commercial paper programs to $600.0 million. Borrowings under commercial paper facilities totaled $242.6 million and $488.4 million at December 31, 1999 and 1998, respectively. The average interest rate applicable to outstanding commercial paper was 5.6% during 1999 and 6.0% at year-end 1998.

     The Company had three short-term variable-rate credit arrangements with banks at year-end 1999 and intends to enter into several additional arrangements. The Company currently limits its aggregate borrowings under these types of credit arrangements to $300.0 million. Outstanding borrowings were $16.0 million at December 31, 1999 and zero at December 31, 1998. None of the banks under these credit arrangements has any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings.

     The Company has a revolving credit facility with a Canadian bank that provides for borrowings of up to US$18.7 million through October 29, 2000, with any outstanding borrowings on such date being converted into a term credit facility terminating on October 29, 2001. Outstanding borrowings under the credit facility totaled US$13.8 million and US$9.6 million at December 31, 1999 and 1998, respectively. The average interest rate applicable to amounts outstanding under the credit facility were 4.9% and 5.0% during 1999 and 1998, respectively.

     Prior to the Spin-off, the Company had revolving credit arrangements with Pennzoil Company that provided for borrowings of up to $590.0 million through December 31, 1998 and $340.0 million through

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

December 31, 2004. Amounts borrowed under the credit arrangements bore interest at variable and fixed rates.

     In December 1998, in connection with its separation from Pennzoil Company, the Company repaid $430.0 million in intercompany indebtedness and certain accounts payable to Pennzoil Company. Intercompany indebtedness of $412.4 million to Pennzoil Company was not repaid and was treated as a capital contribution to the Company in connection with the separation. This amount was reclassified from payable to affiliate to shareholders' equity. Interest associated with the affiliated debt was $56.4 million for the years ended December 31, 1998 and 1997. The average interest rates applicable to amounts outstanding under these credit arrangements during 1998 and 1997 was 9.8%.

     At December 31, 1998, Quaker State had total debt of $472.7 million, consisting of $99.6 million, net of discount, of 6.625% Notes due 2005, $370.0 million of variable rate borrowings under a revolving credit facility and $3.1 million in various notes due in installments through 2005. On January 4, 1999, variable rate borrowings of $370.0 million under the revolving credit facility were repaid by Pennzoil-Quaker State.

     The Company has a total of $50.5 million, net of discount, in pollution control bonds issued by three authorities. Issuances by the Industrial Development Board of the Parish of Caddo, Inc. include $24.6 million issued December 23, 1996, $8.5 million issued December 19, 1997 and $11.8 million, net of discount, issued December 22, 1998. The three issuances are scheduled for retirement on December 1, 2026, December 1, 2027 and December 1, 2028, respectively. Proceeds from the bonds were used to help fund an upgrade to the Company's Shreveport refinery. The interest rates for the bonds issued in 1996 and 1997 are currently reset weekly and interest is paid monthly. The interest rate is fixed at 5.6% for the bonds issued in 1998 and interest is paid semi-annually. Issuances by the Venango Industrial Development Authority and the Butler County Industrial Development Authority of $3.4 million and $2.3 million, respectively, were issued on December 21, 1982 and are scheduled for retirement on December 1, 2012. The interest rate on both bond issuances is currently reset weekly and interest is paid monthly. Proceeds from the issuances were used to help fund pollution control facilities related to facilities in Pennsylvania.

     As of December 31, 1999, borrowings totaling $258.6 million under Pennzoil-Quaker State's commercial paper programs and variable-rate credit agreements have been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such short-term facilities and the Company's intent to maintain such commitments in excess of one year.

     At December 31, 1999, aggregated maturities of long-term debt for the years ending December 31, 2000 through 2004 were $1.0 million, $273.2 million, $0.9 million, $0.3 million and $0.3 million, respectively.

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

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Following are the amounts related to Pennzoil-Quaker State's financial guarantees and contractual commitments to extend financial guarantees, credit and other assistance as of December 31, 1999 and 1998.

                                                                 CONTRACT OR
                                                              NOTIONAL AMOUNTS
                                                                 DECEMBER 31
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                                (EXPRESSED IN
                                                                 THOUSANDS)
Financial guarantees relating to Excel Paralubes............  $20,218   $17,710
Financial guarantees -- fast lube...........................   34,536    41,609
Financial guarantees -- other...............................    5,815     5,730
Commitments to extend financial guarantees:
  Guarantees of letters of credit...........................   28,075    21,537
  Guarantees -- Red River...................................    7,915     8,701
                                                              -------   -------
          Total.............................................  $96,559   $95,287
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

  Use of Derivatives --

     In 1998, the Company entered into four interest rate locks, based upon the 30-year Treasury rate, to lock in interest rates for future issuances of long-term indebtedness. The hedge contracts matured in March 1999 when the Company issued $400.0 million of 30-year debentures. The total loss of $2.1 million on the interest rate hedges was treated as an adjustment to the issue price of the debentures, effectively creating a discount that will be amortized over the life of the borrowings.

     Pennzoil-Quaker State also entered into swap contracts to reduce the impact of fluctuations in refining margins on results of operations. The Company accounted for these transactions as a hedge and unrealized gains and losses are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. There were no unrealized gains or losses at December 31, 1999. Realized gains on refining margin swaps in 1999 were not material.

     In January 2000, Pennzoil-Quaker State approved a tactical hedging program to lock-in refining margins on up to ninety percent of its production of certain refined fuel products through July 2000.

  Concentrations of Credit Risk --

     Pennzoil-Quaker State extends credit to various companies in the lubricants and consumer products, base oil and specialty products and fast lube operations industries in the normal course of business. Within these industries, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact Pennzoil-Quaker State's overall credit risk. However, management believes that Pennzoil-Quaker State's receivables are well diversified, thereby reducing potential credit risk to Pennzoil-Quaker State, and that allowances for doubtful accounts are adequate to absorb estimated losses as of December 31, 1999. Pennzoil-Quaker State's policies concerning collateral requirements and the types of collateral obtained for on-balance-sheet financial

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES instruments are the same as those described above under "Financial Instruments With Off-Balance-Sheet Risk."

     As of December 31, 1999, receivables related to group concentration in the lubricants and consumer products, fast lube operations and base oil and specialty products segments were $289.7 million, $39.1 million and $27.5 million, respectively, compared with $274.0 million, $40.1 million and $37.4 million, respectively, at December 31, 1998. The Company's net accounts receivable sold under its receivables sales facility totaled $153.1 million and $115.0 million as of December 31, 1999 and 1998, respectively. Reference is made to Note 3 for further information.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS --

  Balance Sheet Financial Instruments --

     The carrying amounts of Pennzoil-Quaker State's short-term financial instruments, including cash equivalents, other investments, trade accounts receivable, trade accounts payable and notes payable, approximate their fair values based on the short maturities of those instruments.

     The following table summarizes the carrying amounts and estimated fair values of Pennzoil-Quaker State's other balance sheet financial instruments.

                                                   DECEMBER 31, 1999         DECEMBER 31, 1998
                                                -----------------------   -----------------------
                                                 CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                ----------   ----------   ----------   ----------
                                                            (EXPRESSED IN THOUSANDS)
Notes receivable..............................  $   61,681    $ 52,738    $   69,848   $   70,212
Debt..........................................   1,027,233     839,426     1,027,337    1,000,970

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

  Off-Balance-Sheet Financial Instruments --

     The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees was $14.5 million and $13.7 million as of December 31, 1999 and 1998, respectively. The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees is based on the estimated cost to Pennzoil-Quaker State to obtain third party letters of credit to relieve Pennzoil-Quaker State of its obligations under such guarantees or, in the case of certain lease guarantees related to Jiffy Lube franchisees, the present value of expected future cash flows using a discount rate commensurate with the risks involved.

(12) COMMITMENTS AND CONTINGENCIES --

  Environmental Matters --

     The operations of the Company in the United States are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment and human health and safety.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     The Company is subject to a variety of state and federal Clean Air Act rules requiring air emission reductions from its operating units and fuels. Currently, the U.S. Environmental Protection Agency ("EPA"), the Ozone Transport Assessment Group ("OTAG"), Ozone Transport Region ("OTR") and several states are examining new standards and/or controls which could impose significant costs on the Company. The EPA has recently adopted new, more stringent national ambient air quality standards for ozone and particulate matter, which would designate many more areas of the country as high pollution areas subject to additional regulatory controls, including possible fuel specification requirements. However, litigation over the new standards has rendered their implementation uncertain. The multi-state OTAG and OTR groups are developing lists of suggested controls to limit interstate ozone transport. The EPA has issued a proposal to require states to begin adopting many of these suggested controls over the next few years.

     The precise effect of these actions on the Company and other industrial companies is uncertain because most of the requirements will be implemented through EPA regulations to be issued over a period of years. For example, fuels produced at the Company's Shreveport refinery will likely be required to be reformulated to a composition significantly different from the fuels currently produced, which would involve the installation of additional refining equipment. However, current estimates indicate that expenditures associated with the installation of such equipment would not have a material effect on the Company's results of operations.

     The EPA also recently enacted regulations limiting the sulfur content of gasoline fuels, effective in 2004. The Company believes it is eligible under the regulations for an extension of this deadline to 2008. The expenditures required to comply with these requirements may have a material effect on the Company's results of operations. The EPA is expected to propose, later in 2000, new regulations limiting the sulfur content of diesel fuels. The potential effect on the Company of such regulations, if ultimately promulgated, is unknown at this time.

     Pennzoil-Quaker State is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Pennzoil-Quaker State has not used discounting in determining its accrued liabilities for environmental remediation, and no claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Pennzoil-Quaker State's combined financial statements. Pennzoil-Quaker State adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates are adjusted to reflect new information.

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

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Certain of Pennzoil-Quaker State's subsidiaries are involved in matters in which it has been alleged that such subsidiaries are potentially responsible parties ("PRPs") under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. In addition, certain of Pennzoil-Quaker State's subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. As of December 31, 1999 and 1998, Pennzoil-Quaker State's consolidated balance sheet included accrued liabilities for environmental remediation of $38.0 million and $27.2 million, respectively. Of these reserves, $5.4 million and $4.2 million are reflected on the consolidated balance sheet as current liabilities as of December 31, 1999 and 1998, respectively, and $32.6 million and $23.0 million are reflected as other long-term liabilities as of December 31, 1999 and 1998, respectively. Pennzoil-Quaker State does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which Pennzoil-Quaker State subsidiaries are PRPs, Pennzoil-Quaker State's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) Pennzoil-Quaker State's current belief that its share of wastes at a particular site is or will be viewed by the EPA or other PRPs as being de minimis. As a result, Pennzoil-Quaker State's monetary exposure is not expected to be material beyond the amounts reserved.

     From January 1997 through December 1999, capital outlays of approximately $10.0 million have been made by the Company with respect to environmental protection. Capital expenditures for environmental control facilities are currently expected to be approximately $0.8 million in 2000.

  Louisiana Federal Court Employment Action --

     In September 1997, a lawsuit styled Kenneth Epperson, et al. vs. Pennzoil Co., et al., was filed in the United States District Court for the Western District of Louisiana, Shreveport Division. The amended complaint filed by nine named plaintiffs alleges discriminatory employment policies and practices against African-American and other minority employees and seeks attorney's fees and costs, various forms of injunctive and equitable relief, $50.0 million in damages for back pay, front pay, and emotional distress, and a minimum of three times that amount in punitive damages. Class certification was denied by the court in September 1999. The court, however, allowed the lawsuit to be amended to add new individual plaintiffs. Since that time, approximately 60 additional plaintiffs have joined the lawsuit. The Company vigorously denies these allegations.

  Blue Coral --

     In May 1997, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class of persons who purchased wax, polish or protectant products sold by a number of defendants. The action names as defendants a number of car wax manufacturers including Blue Coral, Inc., a subsidiary of the Company and certain of its present and former officers. The complaint alleges that the defendants falsely advertised and marketed such products and seeks treble damages, attorneys' fees and costs for the class for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act and compensatory damages for alleged violations of the Ohio Consumer Sales Practices Act as well as for breach of express warranty. On January 5, 1999, the court certified a nationwide class consisting of all persons who purchased products marketed, produced or distributed as "car wax" by the defendants. While no class period has been specified by the court, the plaintiffs are seeking a class period dating back four years prior to the filing of the action. On February 2, 1999, the plaintiffs proposed a joint settlement fund equal to ten percent of each defendant's 1997 gross revenue from the products. The Company is contesting this action vigorously.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

  California Scents --

     In January 2000, a lawsuit styled California Scents, Inc. v. Medo Industries, Inc. was filed in the United States District Court for the Central District of California. The plaintiff alleges that it is engaged in the manufacture and sale of automotive air freshener in the United States and that the defendant, Medo Industries, Inc., a subsidiary of the Company, has monopolized and attempted to monopolize that business in violation of federal antitrust laws. The plaintiff also alleges that the defendant has, in violation of California state law, tortiously interfered with the plaintiff's prospective business relationships and engaged in unfair business practices. The plaintiff claims that the defendant's alleged actions have caused the plaintiff to suffer actual damages of $16.0 million, plus $4.0 million per year for an unspecified number of years into the future. The plaintiff seeks trebled damages, punitive damages, restitution with respect to its claim of unfair business practices and injunctive relief. The Company is contesting this action vigorously.

  Other --

     The Company is involved in numerous lawsuits, primarily in Louisiana, involving asbestos and asbestos-containing products. The plaintiffs generally allege exposure to asbestos and asbestos-containing products while working on the premises of the premises defendants and strict liability and negligence actions against the premises' defendants, including the Company. In addition, the plaintiffs generally allege that asbestos-containing products sold, distributed and supplied by the other defendants in the lawsuits were defective and unreasonably dangerous and that those defendants were thus negligent in failing to warn the plaintiffs of these dangers. The Company is contesting these actions vigorously.

     Pennzoil-Quaker State and its subsidiaries are also involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of all claims, lawsuits and other proceedings and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on Pennzoil-Quaker State's financial position or results of operations.

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

     Total operating lease rental expenses for Pennzoil-Quaker State were $88.4 million, $61.9 million and $55.1 million for 1999, 1998 and 1997, respectively. Interest expense related to Pennzoil-Quaker State's capital lease obligations was $9.0 million, $8.3 million and $8.6 million for 1999, 1998 and 1997, respectively.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Future minimum commitments under noncancellable leasing arrangements as of December 31, 1999 are as follows:

                                                                  AMOUNTS PAYABLE
                                                                     AS LESSEE
                                                              ------------------------
                                                               CAPITAL      OPERATING
                                                               LEASES         LEASES
                                                              ---------     ----------
                                                              (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
2000........................................................  $ 13,495       $ 87,818
2001........................................................    13,563         68,592
2002........................................................    13,473         61,181
2003........................................................    13,467         56,366
2004........................................................    13,053         57,526
Thereafter..................................................    55,552        372,429
                                                              --------       --------
Net minimum future lease payments...........................  $122,603       $703,912
                                                                             ========
Less interest...............................................    49,268
                                                              --------
Present value of net minimum lease payments at December 31,
  1999......................................................  $ 73,355
                                                              ========

     Assets recorded under capital lease obligations of $74.4 million and $11.9 million at December 31, 1999 are classified as property, plant and equipment and other assets, respectively, in the accompanying consolidated balance sheet. Assets recorded under capital lease obligations of $74.5 million and $12.9 million at December 31, 1998 are classified as property, plant and equipment and other assets, respectively, in the accompanying consolidated balance sheet.

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

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 1999 are as follows:

                                                                 AMOUNTS RECEIVABLE
                                                                      AS LESSOR
                                                              -------------------------
                                                                DIRECT
                                                              FINANCING      OPERATING
                                                                LEASES         LEASES
                                                              ----------     ----------
                                                              (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
2000........................................................   $ 4,533        $ 30,713
2001........................................................     4,556          28,387
2002........................................................     4,571          27,055
2003........................................................     4,531          25,038
2004........................................................     4,553          23,368
Thereafter..................................................    18,217         132,803
                                                               -------        --------
Net minimum future lease payments...........................   $40,961        $267,364
                                                                              ========
Less unearned income........................................    16,746
                                                               -------
Net investment in direct financing leases at December 31,
  1999......................................................   $24,215
                                                               =======

The carrying value of owned property leased under operating leases or held for lease was $34.7 million and $16.5 million (net of accumulated depreciation of $18.7 million and $9.6 million) at December 31, 1999 and 1998, respectively.

(14) SEGMENT FINANCIAL INFORMATION --

     Information with respect to revenues, operating income and other data by operating segment is presented in Item 1. Business and Item 2. Properties of this Annual Report on Form 10-K. The tabular presentation below sets forth certain financial information regarding Pennzoil-Quaker State's net sales by classes of similar products and services and net sales and identifiable assets by geographic area for the years ended December 31, 1999, 1998, and 1997.

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
                                                                    (EXPRESSED IN THOUSANDS)
         NET SALES BY CLASSES OF SIMILAR PRODUCTS OR
           SERVICES:
Lubricants(1)...............................................  $1,398,243   $  818,166   $  840,383
Consumer Products(1)........................................     300,443       56,310       31,284
Base Oils...................................................     288,203      263,421      258,061
Specialty Products(2).......................................      62,368       65,336      210,602
Fast Lube Operations........................................     423,413      322,704      316,068
All Other Products..........................................     698,392      474,866      542,888
Intersegment Sales(3).......................................    (219,706)    (199,127)    (217,138)
                                                              ----------   ----------   ----------
         Total(1)...........................................  $2,951,356   $1,801,676   $1,982,148
                                                              ==========   ==========   ==========

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
                                                                    (EXPRESSED IN THOUSANDS)
         GEOGRAPHIC AREAS:
Net Sales
  Domestic(4)...............................................  $2,765,059   $1,695,453   $1,875,264
  Foreign(4)................................................     186,297      106,223      106,884
Identifiable Assets
  Domestic..................................................   2,566,667   $2,948,320   $1,422,777
  Foreign...................................................     166,554      196,674      136,846

---------------

(1) The increase in net sales in 1999 was the result of the acquisition of Quaker State on December 30, 1998. Net sales for 1998 and 1997 do not include Quaker State.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

(2) In October 1997, the Company contributed most of its specialty industrial products business to Penreco, a partnership with Conoco. The partnership is accounted for under the equity method with the Company's share of net earnings being reported as a component of other income.

(3) Intersegment sales are priced at market. The majority of intersegment sales are from the base oil and specialty products segment to the lubricants and consumer products segment.

(4) Export sales to foreign customers originating from domestic offices are shown in this table as domestic sales.

(15) SUBSEQUENT EVENTS

     On January 11, 2000, the Company agreed to acquire the assets of Sagaz Industries, Inc., a leading manufacturer and marketer of automobile seat covers and cushions in the United States and Canada, for approximately $62.5 million. The Company expects to consummate the purchase of Sagaz in the first quarter of 2000.

     On February 2, 2000, the Company acquired Auto Fashions, a 25-year-old Australian automotive accessories firm. Auto Fashions is a leader in the Australian automotive air freshener, sunshade and comfort accessories market.

     On February 7, 2000 the Company entered into a definitive agreement with Calumet Lubricants Company, LP to sell the Company's Rouseville, Pennsylvania wax processing facilities and related assets, including the Company's Reno, Pennsylvania packaging plant and its crude oil gathering and trucking operations in the state of Utah. Also included in the sale is Pennzoil-Quaker State's share of its Bareco partnership with Baker Petrolite, a division of Baker Hughes Incorporated. The sale is expected to close by April 15, 2000, and no significant gain or loss is expected.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                SUPPLEMENTAL FINANCIAL INFORMATION -- UNAUDITED

QUARTERLY RESULTS --

                                                                                           BASIC AND
                                                                                            DILUTED
                                                          OPERATING        NET INCOME   EARNINGS (LOSS)
                                          REVENUES     INCOME (LOSS)(1)      (LOSS)        PER SHARE
                                         ----------    ----------------    ----------   ---------------
                                               (EXPRESSED IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1998
First Quarter..........................  $  443,442       $  28,748        $     599        $ 0.01
Second Quarter.........................     498,969          38,460            6,050          0.13
Third Quarter..........................     474,852          31,843              636          0.01
Fourth Quarter.........................     432,875         (68,891)         (53,152)        (1.11)
                                         ----------       ---------        ---------        ------
                                         $1,850,138       $  30,160        $ (45,867)       $(0.96)
                                         ==========       =========        =========        ======
1999
First Quarter..........................  $  704,066       $  39,741        $  (2,219)       $(0.03)
Second Quarter.........................     759,920          54,213            6,302          0.08
Third Quarter..........................     759,892          29,996           (6,744)        (0.09)
Fourth Quarter.........................     765,054        (477,606)        (318,270)        (4.08)
                                         ----------       ---------        ---------        ------
                                         $2,988,932       $(353,656)       $(320,931)       $(4.12)
                                         ==========       =========        =========        ======

---------------

(1) Operating income is defined as net revenues less costs and operating expenses.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           *3.1(a)       -- Restated Certificate of Incorporation of the Company
                            (filed as exhibit 4.2 to the Current Report on Form 8-K
                            of the Company filed on December 29, 1998 (File No.
                            001-14501) and incorporated herein by reference).
            3.1(b)       -- Certificate of Designations of Series A Junior
                            Participating Preferred Stock of the Company.
           *3.2          -- By-Laws of the Company (filed as exhibit 4.2 to the
                            Registration Statement on Form S-8 of the Company
                            (Registration No. 333-72835) and incorporated herein by
                            reference).
           *3.3          -- Form of Common Stock Certificate of the Company (filed as exhibit 3.5 to the Registration Statement on Form S-4 of
                            the Company (Registration No. 333-61541) and incorporated
                            herein by reference).
           *3.4          -- Rights Agreement dated as of December 18, 1998 between
                            the Company and The Chase Manhattan Bank (filed as
                            exhibit 1 to the Current Report on Form 8-K of the
                            Company filed on December 18, 1998 (File No. 001-14501)
                            and incorporated herein by reference).
           *4.1          -- Indenture, dated as of February 1, 1999 (the
                            "Indenture"), between the Company and Chase Bank of
                            Texas, National Association, as Trustee (filed as exhibit
                            4.1 to the Current Report on Form 8-K of the Company
                            filed on March 30, 1999 (File No. 001-14501) and
                            incorporated herein by reference).
           *4.2          -- Officer's Certificate dated as of March 30, 1999
                            delivered pursuant to Section 301 of the Indenture,
                            providing for the issuance of the Company's 6 3/4% Notes
                            due 2009 and 7 3/8% Debentures due 2029, including the
                            form of Note and Debenture (filed as exhibit 4.2 to the
                            Current Report on Form 8-K of the Company filed on March
                            30, 1999 (File No. 001-14501) and incorporated herein by
                            reference).
                            The Company is a party to several debt instruments under
                            which the total amount of securities authorized does not
                            exceed 10% of the total assets of the Company and its
                            subsidiaries on a consolidated basis. Pursuant to
                            paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the
                            Company agrees to furnish a copy of such instruments to
                            the Securities and Exchange Commission upon request.
          *10.1(a)       -- Credit Agreement dated as of November 17, 1998 among
                            Pennzoil Products Company and the lenders named therein
                            (filed as exhibit 10.1 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).
           10.1(b)       -- First Amendment to Exhibit 10.1(a) dated as of November
                            5, 1999.
           10.1(c)       -- Amended and Restated Credit Agreement dated as of
                            November 16, 1999 among Pennzoil-Quaker State Company and
                            the lenders named therein.
         +*10.2          -- Pennzoil-Quaker State Company 1998 Incentive Plan (filed as exhibit 4.3 to the Registration Statement of the
                            Company on Form S-8 (Registration No. 333-69837) and
                            incorporated herein by reference).
          +10.3          -- Pennzoil-Quaker State Company 1999 Long-Term Performance
                            Incentive Program.
         +*10.4          -- Form of Indemnification Agreement between Pennzoil-Quaker
                            State Company and directors and executive officers of the
                            Company (filed as exhibit 10.7 to the Registration
                            Statement of the Company on Form S-4 (Registration No.
                            333-61541) and incorporated herein by reference).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
         +*10.5          -- Pennzoil-Quaker State Company Deferred Compensation Plan
                            (filed as exhibit 10.4 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.6          -- Pennzoil-Quaker State Company Medical Expenses
                            Reimbursement Plan (filed as exhibit 10.5 to the Annual
                            Report on Form 10-K of the Company for the fiscal year
                            ended December 31, 1998 (File No. 001-14501) and
                            incorporated herein by reference).
         +*10.7          -- Pennzoil-Quaker State Company Supplemental Disability
                            Plan (filed as exhibit 10.6 to the Annual Report on Form
                            10-K of the Company for the fiscal year ended December
                            31, 1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.8          -- Pennzoil-Quaker State Company Salary Continuation Plan
                            (filed as exhibit 10.7 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.9          -- Pennzoil-Quaker State Company Supplemental Life Insurance
                            Plan (filed as exhibit 10.8 to the Annual Report on Form
                            10-K of the Company for the fiscal year ended December
                            31, 1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.10         -- Pennzoil-Quaker State Company Executive Severance Plan
                            (filed as exhibit 10.9 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.11         -- Form of Pennzoil-Quaker State Company Supplemental
                            Medical and Retirement Benefits Agreement (filed as
                            exhibit 10.10 to the Annual Report on Form 10-K of the
                            Company for the fiscal year ended December 31, 1998 (File
                            No. 001-14501) and incorporated herein by reference).
         +*10.12         -- Employment Agreement between the Company and James J.
                            Postl (filed as exhibit 10.11 to the Annual Report on
                            Form 10-K of the Company for the fiscal year ended
                            December 31, 1998 (File No. 001-14501) and incorporated
                            herein by reference).
           12.1          -- Computation of Ratio of Earnings to Fixed Charges for the
                            years ended December 31, 1999, 1998, 1997, 1996 and 1995.
           21.1          -- Subsidiaries of Pennzoil-Quaker State Company.
           23.1          -- Consent of Arthur Andersen LLP.
           23.2          -- Consent of PricewaterhouseCoopers LLP.
           24.1          -- Powers of Attorney.
           27.1          -- Financial Data Schedule.
           99.1          -- Financial Statements of Excel Paralubes.
           99.2(a)       -- First Amendment to the Pennzoil-Quaker State Company
                            Savings and Investment Plan.
           99.2(b)       -- Second Amendment to the Pennzoil-Quaker State Company
                            Savings and Investment Plan.
           99.3(a)       -- First Amendment to the Pennzoil Company Savings and
                            Investment Plan for Hourly Employees.
           99.3(b)       -- Second Amendment to the Pennzoil Company Savings and
                            Investment Plan for Hourly Employees.
           99.3(c)       -- Third Amendment to the Pennzoil Company Savings and
                            Investment Plan for Hourly Employees.

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           99.3(d)       -- Fourth Amendment to the Pennzoil Company Savings and
                            Investment Plan for Hourly Employees.
           99.3(e)       -- Fifth Amendment to the Pennzoil-Quaker State Company
                            Savings and Investment Plan for Hourly Employees (f/k/a
                            Pennzoil Company Savings and Investment Plan for Hourly
                            Employees).
           99.4(a)       -- First Amendment to the Quaker State Corporation Thrift
                            and Stock Purchase Plan.
           99.4(b)       -- Second Amendment to the Pennzoil-Quaker State Thrift and
                            Stock Purchase Plan (f/k/a Quaker State Corporation
                            Thrift and Stock Purchase Plan).
           99.4(c)       -- Third Amendment to the Pennzoil-Quaker State Thrift and
                            Stock Purchase Plan.

---------------

* Incorporated by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.