Form 10-Q
period 2000-03-31
PENNZOIL QUAKER STATE CO
filed 2000-05-11
CIK 1068044

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington,  D.C.  20549



                             FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934


For the Quarter Ended March 31, 2000    Commission File No. 1-14501


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

      Number of shares of stock were outstanding, as of latest practicable date, April 30, 2000:

        Common Stock, par value $0.10 per share, 78,373,708 shares.

                                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                             PENNZOIL-QUAKER STATE COMPANY
                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                                      (UNAUDITED)

                                                                       Three Months Ended
                                                                            March 31
                                                                  ----------------------------
                                                                     2000             1999
                                                                  -----------      -----------
                                                                    (Expressed in thousands
                                                                   except per share amounts)
REVENUES                                                          $  779,912       $  704,062

COSTS AND EXPENSES
   Cost of sales                                                     595,724          500,549
   Selling, general and administrative                               135,119          147,700
   Restructuring charges                                              34,405             -
   Depreciation and amortization                                      25,860           33,514
   Taxes, other than income                                            4,330            4,370
   Interest charges, net                                              21,641           17,741
                                                                  -----------      -----------
INCOME (LOSS) BEFORE INCOME TAX                                      (37,167)             188

Income tax provision (benefit)                                       (19,259)           2,407
                                                                  -----------      -----------
NET LOSS                                                          $  (17,908)      $   (2,219)
                                                                  ===========      ===========

BASIC AND DILUTED LOSS PER SHARE                                  $    (0.23)      $    (0.03)
                                                                  ===========      ===========

DIVIDENDS PER COMMON SHARE                                        $   0.1875       $   0.1875
                                                                  ===========      ===========
BASIC AND DILUTED AVERAGE SHARES OUTSTANDING                          78,216           77,648
                                                                  ===========      ===========
END OF PERIOD SHARES OUTSTANDING                                      78,318           77,697
                                                                  ===========      ===========

NET LOSS                                                          $  (17,908)      $   (2,219)

OTHER COMPREHENSIVE INCOME, NET OF TAX                                   308            3,492
                                                                  -----------      -----------
COMPREHENSIVE INCOME (LOSS)                                       $  (17,600)      $    1,273
                                                                  ===========      ===========


<F1>
See Notes to Condensed Consolidated Financial Statements.

                                        PENNZOIL-QUAKER STATE COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                                              March 31,           December 31,
                                                                                2000                  1999
                                                                            -------------        -------------
                                                                             (Unaudited)
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                $      32,190        $      20,155
   Receivables                                                                    385,206              312,320
   Inventories                                                                    338,051              298,202
   Materials and supplies                                                          10,765               11,063
   Other current assets                                                            33,847               44,298
                                                                            -------------        -------------
Total current assets                                                              800,059              686,038

Property, plant and equipment, net                                                500,817              502,101
Deferred income taxes                                                             291,390              272,677
Goodwill and other intangibles                                                  1,097,955            1,065,143
Other assets                                                                      213,850              207,262
                                                                            -------------        -------------

TOTAL ASSETS                                                                $   2,904,071        $   2,733,221
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                     $       2,900        $       1,080
   Accounts payable                                                               200,584              210,700
   Payroll accrued                                                                 36,115               28,328
   Other current liabilities                                                      163,723              129,295
                                                                            -------------        -------------
Total current liabilities                                                         403,322              369,403

Total long-term debt, less current maturities                                   1,191,415            1,026,153
Capital lease obligations, less current maturities                                 66,603               68,786
Other liabilities                                                                 323,131              319,011
                                                                            -------------        -------------
TOTAL LIABILITIES                                                               1,984,471            1,783,353
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                              919,600              949,868
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   2,904,071        $   2,733,221
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                          PENNZOIL-QUAKER STATE COMPANY
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                   ---------------------------------
                                                                                      2000                  1999
                                                                                   -----------           -----------
                                                                                        (Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $  (17,908)           $   (2,219)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                    25,860                33,514
      Deferred income tax                                                             (18,914)                1,815
      Distributions from equity investees less than earnings                           (3,465)                 (980)
      Other non-cash items                                                             16,229                 2,963
      Changes in accounts receivable                                                  (54,685)              (90,353)
      Changes in other operating assets and liabilities                               (13,926)                3,089
                                                                                   -----------           -----------
  Net cash used in operating activities                                               (66,809)              (52,171)
                                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                (10,491)              (11,343)
  Acquisitions                                                                        (64,941)                 -
  Proceeds from sales of assets                                                         3,707                30,479
  Other investing activities                                                             (987)                4,674
                                                                                   -----------           -----------
  Net cash provided by (used in) investing activities                                 (72,712)               23,810
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Debt and capital lease obligation repayments                                         (1,828)             (372,573)
  Proceeds from issuances of debt                                                     167,965               626,087
  Dividends paid                                                                      (14,581)              (14,560)
  Other financing activities                                                             -                   (6,149)
                                                                                   -----------           -----------
  Net cash provided by financing activities                                           151,556               232,805
                                                                                   -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              12,035               204,444


CASH AND CASH EQUIVALENTS, beginning of period                                         20,155                14,899
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   32,190            $  219,343
                                                                                   ===========           ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

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

(2)  New Accounting Standards -

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The standards require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until all fiscal years beginning after June 15, 2000. The Company is currently assessing SFAS No. 133 to determine what impact, if any, this pronouncement will have on the Company's financial position or results of operations.

(3)  Summarized Financial Data of Excel Paralubes -

     Summarized operations information for Excel Paralubes, an equal partnership with Conoco Inc., for the three months ended March 31, 2000 and 1999 on a 100% basis follows:

                                         Three months ended March 31
                                         ----------------------------
                                            2000             1999
                                         -----------      -----------
                                            (Expressed in thousands)
                                                  (Unaudited)
Revenues                                 $   114,864      $    43,527
Operating earnings                            14,470            6,868
Net income (loss)                              4,373           (2,814)


     Pennzoil-Quaker State's net investment in Excel Paralubes, carried as a credit balance of $59.4 million and $50.5 million at March 31, 2000 and 1999, respectively, is netted against other equity investments and included in other assets on the condensed consolidated balance sheet. Pennzoil-Quaker State's equity in Excel Paralubes' pretax income (loss) for the three months ended March 31, 2000 and 1999 of $2.2 million and $(1.4) million, respectively, is included in revenues in the condensed consolidated statement of operations and comprehensive income.

(4)  Debt -

     Pennzoil-Quaker State primarily utilizes commercial paper programs to manage its cash flow needs and currently limits aggregate borrowings under those commercial paper programs to $600.0 million. As of March 31, 2000 commercial paper borrowings totaling $387.1 million have been classified as long-term debt. Such debt classification is based upon the availability of long-term credit facilities to refinance the commercial paper and the Company's intent to maintain such commitments in excess of one year. The Company had three short-term variable-rate credit arrangements with banks at March 31, 2000 and intends to enter into several additional arrangements. The Company currently limits its aggregate borrowings under these types of credit arrangements to $300.0 million. Outstanding borrowings were $32.0 million at March 31, 2000 and were classified as long-term debt. Such debt classification is also based on the availability of long-term credit facilities to refinance these arrangements and the Company's intent to maintain such commitments in excess of one year. The Company has a revolving credit facility with a group of banks that provides for up to $600.0 million of committed unsecured revolving credit borrowings through November 14, 2000, with any outstanding borrowings on such date being converted into a term credit facility terminating on November 14, 2001. There were no borrowings outstanding under this revolving credit at March 31, 2000.
     Pennzoil-Quaker State also maintains a revolving credit facility with a Canadian bank, which provides for up to US$18.7 million of committed borrowings through October 29, 2000 with any outstanding borrowings on such date being converted into a term credit facility terminating on October 29, 2001. As of March 31, 2000, borrowings under the Company's Canadian facility totaling US$13.8 million have been classified as long-term debt.

(5)  Earnings Per Share -

     Computations for basic and diluted loss per share for the three months ended March 31, 2000 and 1999 consist of the following:

                                                   Three Months Ended March 31
                                                   ----------------------------
                                                      2000             1999
                                                   -----------      -----------
                                                      (Expressed in thousands
                                                      except per share amounts)
Net loss                                           $  (17,908)      $   (2,219)
Basic and diluted weighted average shares (A)          78,216           77,648
Basic and diluted loss per share                        (0.23)           (0.03)

<F1> (A)  A weighted average number of options to  purchase 9.8 million and 6.9 million shares of common stock and awards of 583.7 thousand and 308.8 thousand shares of common stock were outstanding for the three months ended March 31, 2000 and 1999, respectively, but were not included in the computation of diluted loss per share because these options and awards would result in an antidilutive per share amount.

(6)  Use of Derivatives -

     Pennzoil-Quaker State has approved a tactical hedging program to lock in the refining margins on up to ninety percent of its production of certain refined fuel products through year-end 2000. Pursuant to this strategy, Pennzoil-Quaker State entered into several futures contracts in January 2000 and additional contracts in May 2000. An operating loss of $1.6 million related to this program was recognized in cost of sales during the first quarter of 2000. The estimated fair value of the unrealized gain associated with the open futures contracts was $0.1 million at March 31, 2000.
     In April 2000, in conjunction with the purchase of two British automotive consumer products companies, the Company entered into an UK pound sterling forward swap for the pound sterling equivalent of
approximately  $17.3 million.  The swap will  be   settled   in  June
2000.

(7)  Comprehensive Income (Loss) -

     The components of the Company's other comprehensive income (loss)
include   changes   in  foreign  currency  translation   adjustments,
unrealized holding gains and losses on available-for-sale securities and minimum pension liability. The Company's comprehensive income
(loss)   information  is  included  in  the  accompanying   condensed
consolidated statement of operations and comprehensive income.

(8)  Cash Flow Information -

     Cash paid for interest during the three months ended March 31, 2000 and 1999 was $13.7 million and $10.2 million, respectively. An income tax refund, net of tax payments, of $0.7 million was received during the three months ended March 31, 2000. Income taxes paid during the three months ended March 31, 1999 were $0.3 million.

(9)  Restructuring Charges and Other -

     In the first quarter of 2000, the Company recorded a $34.4 million charge to accrue the costs associated with a general and administrative cost reduction effort. The charge affected each operating segment as follows: Lubricants and Consumer Products - $11.0 million; Base Oil and Specialty Products - $5.4 million; Jiffy Lube - $1.0 million; Other - $17.0 million. The Company is reducing the number of employees and consolidating office space in order to reduce general and administrative expenses. The restructuring is expected to be completed by the end of 2000. These charges primarily include severance for approximately 400 administrative and operational employees, the accrual of future lease obligations and restoration costs of office space in Houston. Also included in the charge was the write-off of obsolete information technology assets. No employees had been terminated as of March 31, 2000.
     Pennzoil-Quaker State also recorded a first quarter 2000 charge of $13.0 million related to a January 18, 2000 fire at the Shreveport, Louisiana refinery facility. The charge, recorded in cost of sales, included repairs, business interruption losses, and legal and other related obligations, net of expected insurance recovery. The explosion and resulting fire occurred in the unifiner area, a part of the fuels processing unit. The fire temporarily shut down the refinery for approximately two weeks and all units are currently in full operation. The Company does not expect to incur any additional costs as a result of the Shreveport fire.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Pennzoil-Quaker  State's  operations  are   conducted  primarily
through the following three segments: (1) Lubricants and Consumer Products, (2) Jiffy Lube and (3) Base Oil and Specialty Products.

Results of Operations

     Net sales for Pennzoil-Quaker State for the quarter ended March 31, 2000 were $765.6 million, an increase of $67.7 million, or approximately 10%, from the same period in 1999. The increase in net sales was primarily due to higher refined products prices partially offset by lower Jiffy Lube net sales resulting from sales of stores.
     Net loss for the quarter ended March 31, 2000 was $17.9 million, or 23 cents per basic share. This compares with a net loss of $2.2 million, or 3 cents per basic share for the quarter ended March 31, 1999. The decrease in income is primarily related to charges resulting from a fire at the Shreveport, Louisiana refinery and one-time costs associated with the Company's general and administrative cost reduction project.

     Pennzoil-Quaker State also recorded a first quarter 2000 charge of $13.0 million related to a January 18, 2000 fire at the Shreveport, Louisiana refinery facility. The charge, recorded in cost of sales, included repairs, business interruption losses, and legal and other related obligations, net of expected insurance recovery. The explosion and resulting fire occurred in the unifiner area, a part of the fuels processing unit. The fire temporarily shut down the refinery for approximately two weeks and all units are currently in full operation. The Company does not expect to incur any additional costs as a result of the Shreveport fire.
     In the first quarter of 2000, the Company recorded a $34.4 million charge to accrue the costs associated with a general and administrative cost reduction effort. The charge affected each operating segment as follows: Lubricants and Consumer Products - $11.0 million; Base Oil and Specialty Products - $5.4 million; Jiffy Lube - $1.0 million; Other - $17.0 million. The Company is reducing the number of employees and consolidating office space in order to reduce general and administrative expenses. The Company expects to save approximately $40.0 million in annual pretax general and administrative costs. The restructuring is expected to be completed by the end of 2000. These charges primarily include severance for approximately 400 administrative and operational employees, the accrual of future lease obligations and restoration costs of office space in Houston. Also included in the charge was the write-off of obsolete information technology assets. No employees had been terminated as of March 31, 2000. The Company expects costs to be funded through cash flows from operating activities.

Lubricants and Consumer Products

     Net sales for the Lubricants and Consumer products segment were $485.8 million for the quarter ended March 31, 2000 compared to $479.1 million for the same period last year. The increase in net sales is primarily due to higher international and consumer product sales and higher average lubricants product prices. Operating income for this segment was $46.7 million for the quarter ended March 31, 2000 compared to $42.1 million for the same period last year. Operating income for the first quarter of 2000 included $1.4 million of expenses related to the Company's acquisition of Quaker State Corporation that occurred in December of 1998. Operating income for the first quarter of 1999 included $4.5 million of merger related expenses. Excluding these merger related expenses, operating income was $48.1 million for the first quarter of 2000 compared to $46.6 million for the same period last year. The increase is primarily due to higher consumer products and international operating income partially offset by higher division overhead.
     In February 2000, the Company completed the acquisition of Auto Fashions, a 25 year-old Australian automotive accessories firm operated by Robert Hicks Pty Ltd. for approximately US$5.3 million. Auto Fashions is a leader in Australian automotive air fresheners, sunshades and comfort accessories and has a leading share position in most of the categories it participates in. In early March, the Company completed the acquisition of certain assets of Sagaz Industries ("Sagaz"), a manufacturer and marketer of automobile seat covers and cushions in North America, for approximately $62.5 million, subject to certain working capital adjustments. Sagaz was absorbed into the Company's Axius(R) auto accessories business unit in Moorpark, California. In April 2000, the Company signed a definitive agreement to acquire two automotive consumer products companies, Airfresh UK Limited ("Airfresh") and Bluecol Brands
Limited ("Bluecol") from Armour Trust plc for approximately $16.7 million. Airfresh manufactures, markets and distributes air freshener and fragrance products for the automotive aftermarket with primary markets in the U.K. and France. Bluecol manufactures, markets and distributes branded anti-freeze, glass cleaning products, rust treatments, cooling system treatments, and exterior appearance products for the U.K. automotive aftermarket. The transaction closed during the last week of April.

Jiffy Lube

       Net sales for this segment were $82.1 million for the quarter ended March 31, 2000. This compares to net sales of $119.3 million for the same period in 1999. The decrease in net sales for the first quarter was primarily due to the sale of company-operated centers to franchisees. Other income for this segment for the quarter ended March 31, 2000 was $3.0 million compared to $1.8 million for the same period in 1999. The increase in other income was primarily due to higher franchise fees. Operating income from this segment for the quarter ended March 31, 2000 was $3.2 million compared to $0.1 million for the same period in 1999. The improvement in operating income for the first quarter 2000 was primarily due to higher comparable sales in company-operated centers, higher rental and royalty income, lower selling, general and administrative expenses and merger costs.

Base Oil and Specialty Products

       Net sales for this segment were $263.9 million for the quarter ended March 31, 2000. This compares to net sales of $150.9 million for the same period in 1999. The increase is primarily due to higher average sales prices for fuels, base oils and other refined petroleum products. Other income for this segment for the quarter ended March 31, 2000 was $5.9 million compared to $5.1 million for the same period in 1999. The increase in other income was primarily due to higher equity earnings from Excel Paralubes. Operating loss from this segment for the quarter ended March 31, 2000 was $12.1 million compared to operating loss of $6.0 million for the same period in 1999. The decrease in operating income was primarily due to higher crude oil costs and one-time costs associated with the Shreveport fire.
       In April 2000, Pennzoil-Quaker State completed a sale of its Rouseville, Pennsylvania wax processing facilities and the related assets at the Rouseville facility to Calumet Lubricants Company, LP. Also included in the sale was Pennzoil-Quaker State's share of its Bareco Products partnership with Baker Petrolite Corporation, a division of Baker Hughes Incorporated. The Company received gross proceeds of $27.6 million from the sale. No material gain or loss is is expected.

Corporate Administrative Expense

      Corporate administrative expense increased $30.3 million to $52.1 million for the quarter ended March 31, 2000 compared to the same period in 1999. The increase is due to one-time costs of $34.4 million associated with the Company's general and administrative cost reduction effort.

Capital Resources and Liquidity

     Cash Flow. As of March 31, 2000, Pennzoil-Quaker State had cash and cash equivalents of $32.2 million. During the quarter ended March 31, 2000 cash and cash equivalents increased $12.0 million.
     For purposes of the condensed consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

     Debt Instruments and Repayments. Pennzoil-Quaker State primarily utilizes its commercial paper programs to manage its cash flow needs. Pennzoil-Quaker State currently limits aggregate borrowings under its commercial paper programs to $600.0 million. As of March 31, 2000 commercial paper borrowings totaling $387.1 million have been classified as long-term debt. Such debt classification is based upon the availability of long-term credit facilities to refinance the commercial paper and the Company's intent to maintain such commitments in excess of one year. The Company had three short-term variable-rate credit arrangements with banks at March 31, 2000 and intends to enter into several additional arrangements. The Company currently limits its aggregate borrowings under these types of credit arrangements to $300.0 million. Outstanding borrowings were $32.0 million at March 31, 2000 and were classified as long-term debt. Such debt classification is also based on the availability of long-term credit facilities to refinance these arrangements and the Company's intent to maintain such commitments in excess of one year. The Company has a revolving credit facility with a group of banks that provides for up to $600.0 million of committed unsecured revolving credit borrowings through November 14, 2000, with any outstanding borrowings on such date being converted into a term credit facility terminating on November 14, 2001. There were no borrowings outstanding under this revolving credit at March 31, 2000.
      Pennzoil-Quaker State also maintains a revolving credit facility with a Canadian bank, which provides for up to US$18.7 million of committed borrowings through October 29, 2000, with any outstanding borrowings on such date being converted into a term credit facility terminating on October 29, 2001. As of March 31, 2000, borrowings under the Company's Canadian facility totaling US$13.8 million have been classified as long-term debt.
      Accounts Receivable. Pennzoil-Quaker State, through its wholly owned subsidiary Pennzoil Receivables Company ("PRC"), sells certain of its accounts receivable to a third party purchaser. PRC is a special limited purpose corporation and the assets of PRC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The Company entered into a new one-year receivables sales facility in June 1999 that provides for ongoing sales of up to $160.0 million of accounts receivable. The Company's net accounts receivable sold under its receivable sales facility totaled $160.0 million at March 31, 2000.
      The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $210.0 million, through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation ("PLCAC"). The aggregate purchase price limit was increased in January 2000 from $200.0 million to $210.0 million. PLCAC is a Nevada corporation and the assets of PLCAC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. Through March 31, 2000, the Company has sold a total of $196.6 million of notes receivable under this agreement, of which $158.5 million were outstanding to the third party purchaser at March 31, 2000.

Disclosures about Market Risk

      The Company's primary exposure to market risk includes changes in interest rates, commodity prices and foreign currency exchange rates.
      Pennzoil-Quaker State has approved a tactical hedging program to lock in refining margins on up to ninety percent of its production of
certain  refined  fuel products through year-end 2000.   Pursuant  to
this  strategy,  Pennzoil-Quaker State entered into  several  futures
contracts in  January 2000 and additional contracts in May  2000.   A
loss  of  $1.6  million  related  to current  period  operations  was
recognized  in cost of sales during the first quarter of  2000.   The
estimated fair value of the unrealized gain associated with the open futures contracts was $0.1 million at March 31, 2000.
      In April 2000, in conjunction with the purchase of two British automotive consumer products companies, the Company entered into an UK pound sterling forward swap for the pound sterling equivalent of approximately $17.3 million in April 2000. The swap will be settled in June 2000.

Forward-Looking Statements - Safe Harbor Provisions

      This quarterly report on Form 10-Q of Pennzoil-Quaker State for the quarter ended March 31, 2000 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. Where, in any forward-looking statements, Pennzoil-Quaker State expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.
      The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; competition in the motor oil and marketing business; base oil margins and supply and demand in the base oil business; the success and cost of advertising and promotional efforts; mechanical failure in refining operations; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

                                          PART I. FINANCIAL INFORMATION - continued
                                                        (UNAUDITED)

The following table shows revenues and operating income by segment and other components of income.

                                                                      Three Months Ended
                                                                           March 31
                                                                 ----------------------------
                                                                    2000             1999
                                                                 -----------      -----------
                                                                  (Dollar amounts expressed
                                                                         in thousands)
REVENUES
   Net sales
      Lubricants and Consumer Products                           $  485,802       $  479,082
      Base Oil and Specialty Products                               263,936          150,903
      Jiffy Lube                                                     82,084          119,300
      Intersegment sales and other                                  (66,177)         (51,292)
                                                                 -----------      -----------
                                                                    765,645          697,993
                                                                 -----------      -----------

   Other income, net
      Lubricants and Consumer Products                           $    2,603       $       46
      Base Oil and Specialty Products                                 5,974            5,130
      Jiffy Lube                                                      2,953            1,799
      Other                                                           2,737             (906)
                                                                 -----------      -----------
                                                                     14,267            6,069
                                                                 -----------      -----------
   Total revenues                                                $  779,912       $  704,062
                                                                 ===========      ===========

OPERATING INCOME (LOSS)
   Lubricants and Consumer Products                              $   46,693       $   42,078
   Base Oil and Specialty Products                                  (12,079)          (5,978)
   Jiffy Lube                                                         3,249              112
   Other                                                             (1,323)           3,529
                                                                 -----------      -----------
        Total operating income                                       36,540           39,741

Corporate administrative expense                                     17,661           21,812
Restructuring charges                                                34,405             -
Interest charges, net                                                21,641           17,741
                                                                 -----------      -----------
Income (loss) before income tax                                     (37 167)             188

Income tax provision (benefit)                                      (19,259)           2,407
                                                                 -----------      -----------

NET LOSS                                                         $  (17,908)      $   (2,219)
                                                                 ===========      ===========


RATIO OF EARNINGS TO FIXED CHARGES                                     -                -
                                                                 ===========      ===========
AMOUNT BY WHICH FIXED CHARGES EXCEEDS EARNINGS                   $   40,406       $      301
                                                                 ===========      ===========

                                          PART I. FINANCIAL INFORMATION - continued
                                                          (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31
                                                               ------------------------------
                                                                   2000              1999
                                                               ------------      ------------
OPERATING DATA
--------------

LUBRICANTS AND CONSUMER PRODUCTS
  Total revenues (in thousands):
      Lubricants                                               $   346,462       $   344,860
      Consumer products                                             87,283            84,295
      International operations                                      56,973            49,943
      Eliminations & other                                          (2,313)               30
                                                               ------------      ------------
           Total revenues                                      $   488,405       $   479,128
                                                               ============      ============

  Operating income (in thousands):
      Lubricants                                               $    40,098       $    40,045
      Consumer products                                             15,162            11,137
      International operations                                       4,467             1,633
      Division overhead                                            (13,034)          (10,737)
                                                               ------------      ------------
           Total operating income                              $    46,693       $    42,078
                                                               ============      ============

JIFFY LUBE
  Domestic systemwide sales (in thousands)                     $   279,459       $   259,048
  Same center sales (in thousands)                             $   258,794       $   244,671
  Centers open                                                       2,161             2,127

BASE OIL AND SPECIALTY PRODUCTS (A)
  Raw materials processed (barrels per day)                         49,683            60,983
  Refining capacity (barrels per day)(B)                            65,700            76,000
  Refiner's margin ($ per barrel)                              $      6.31       $      7.46
  Operating costs ($ per barrel)                               $      8.39       $      5.82
  Depreciation ($ per barrel)                                  $      0.48       $      1.35

  Refinery Feedstocks:
      Paraffinic crude oil                                             46%               70%
      Naphthenic crude oil                                              8%                8%
      Other feedstocks and blendstocks                                 46%               22%

  Refinery Yields:
      Gasolines                                                        21%               29%
      Distillates                                                      31%               31%
      Lube base stocks                                                 31%               25%
      Waxes                                                             2%                3%
      Other products                                                   15%               12%

  Market Data:
      WTI crude oil ($ per barrel)                             $     28.74        $    13.06
      3-2-1 crack spread ($ per barrel) (C)                    $      3.79        $     1.41
      Base oil gross margin ($ per barrel) (D)                 $     17.72        $    19.03

<F1>
(A)  Includes Pennzoil-Quaker State's 50% ownership in Excel Paralubes.
<F2>
(B)  Rouseville, PA refinery stopped processing crude oil on February 2, 2000.
<F3>
(C)  Regular unleaded gasoline and low sulphur diesel vs. WTI crude oil.
<F4>
(D)  Exxon 100N posting vs. WTI crude oil.

                           PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

     3  By-laws of Pennzoil-Quaker State Company, as amended through
        June 1, 2000.

    12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2000 and 1999.

    27  Financial Data Schedule.

(b)  Reports -

     During the first quarter of 2000, Pennzoil-Quaker State filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

   Date of Report             Items Reported

   April 19, 2000             Information related
                              to Pennzoil-Quaker State's sale of
                              its Rouseville, Pennsylvania  wax
                              processing facilities and  the
                              related assets at the Rouseville
                              facility  to Calumet Lubricants
                              Company, LP.










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



May 11, 2000