Form 10-Q
period 2000-06-30
PENNZOIL QUAKER STATE CO
filed 2000-08-14
CIK 1068044

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington,  D.C.  20549



                             FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934


For the Quarter Ended June 30, 2000 Commission File No. 1-14501


                   PENNZOIL-QUAKER STATE COMPANY
       (Exact name of registrant as specified in its charter)

             Delaware                          76-0200625
  (State or other jurisdiction              (I.R.S. Employer
 of incorporation or organization)         Identification No.)


                   Pennzoil Place, P.O. Box 2967
                    Houston, Texas  77252-2967
              (Address of principal executive offices)



Registrant's telephone number, including area code:  (713) 546-4000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X  .  No     .

      Number of shares of stock were outstanding, as of latest practicable date, July 31, 2000:

           Common  Stock,  par  value $0.10 per  share,  78,544,218
shares.

                                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                                PENNZOIL-QUAKER STATE COMPANY
                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                                         (UNAUDITED)

                                                                       Three Months Ended                Six Months Ended
                                                                             June 30                          June 30
                                                                  ----------------------------     ----------------------------
                                                                      2000             1999            2000             1999
                                                                  -----------      -----------     -----------      -----------
                                                                       (Expressed in thousands except per share amounts)

REVENUES                                                          $  858,733       $  757,514      $1,638,645       $1,461,576

COSTS AND EXPENSES
   Cost of sales                                                     647,401          546,031       1,243,125        1,046,580
   Selling, general and administrative                               131,465          142,197         266,584          289,897
   Restructuring charges                                                -                -             34,405             -
   Depreciation and amortization                                      24,258           30,356          50,118           63,870
   Taxes, other than income                                            4,002            3,445           8,332            7,815
   Interest charges, net                                              23,601           21,081          45,242           38,822
                                                                  -----------      -----------     -----------      -----------
INCOME(LOSS)BEFORE INCOME TAX                                         28,006           14,404          (9,161)          14,592

Income tax provision (benefit)                                        15,425            8,102          (3,834)          10,509
                                                                  -----------      -----------     -----------      -----------
NET INCOME (LOSS)                                                 $   12,581       $    6,302      $   (5,327)      $    4,083
                                                                  ===========      ===========     ===========      ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                       $     0.16       $     0.08      $    (0.07)      $     0.05
                                                                  ===========      ===========     ===========      ===========

DIVIDENDS PER COMMON SHARE                                        $   0.1875       $   0.1875      $   0.3750       $   0.3750
                                                                  ===========      ===========     ===========      ===========
AVERAGE SHARES OUTSTANDING:
   BASIC                                                              78,403           77,757          78,308           77,703
                                                                  ===========      ===========     ===========      ===========
   DILUTED                                                            79,641           78,053          78,308           78,006
                                                                  ===========      ===========     ===========      ===========
END OF PERIOD SHARES OUTSTANDING                                      78,496           77,823          78,496           77,823
                                                                  ===========      ===========     ===========      ===========

NET INCOME (LOSS)                                                 $   12,581       $    6,302      $   (5,327)      $    4,083

Change in:
     Foreign currency translation adjustment                          (2,509)          (3,969)         (2,572)            (507)
     Unrealized loss on investment in securities                        (494)            (462)           (123)            (432)
                                                                  -----------      -----------     -----------      -----------
COMPREHENSIVE INCOME (LOSS)                                       $    9,578       $    1,871      $   (8,022)      $    3,144
                                                                  ===========      ===========     ===========      ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                        PENNZOIL-QUAKER STATE COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                                              June 30,           December 31,
                                                                                2000                 1999
                                                                            -------------        -------------
                                                                             (Unaudited)
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                $     20,975         $     20,155
   Receivables                                                                   384,939              312,320
   Inventories                                                                   295,770              298,202
   Materials and supplies                                                         10,049               11,063
   Other current assets                                                           44,876               44,298
                                                                            -------------        -------------
Total current assets                                                             756,609              686,038

Property, plant and equipment, net                                               503,050              502,101
Deferred income taxes                                                            277,233              272,677
Goodwill and other intangibles                                                 1,103,010            1,065,143
Other assets                                                                     211,615              207,262
                                                                            -------------        -------------

TOTAL ASSETS                                                                $  2,851,517         $  2,733,221
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                     $      2,697         $      1,080
   Accounts payable                                                              187,873              210,700
   Payroll accrued                                                                23,265               28,328
   Other current liabilities                                                     128,414              129,295
                                                                            -------------        -------------
Total current liabilities                                                        342,249              369,403

Total long-term debt, less current maturities                                  1,208,663            1,026,153
Capital lease obligations, less current maturities                                64,677               68,786
Other liabilities                                                                319,547              319,011
                                                                            -------------        -------------
TOTAL LIABILITIES                                                              1,935,136            1,783,353
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                             916,381              949,868
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $  2,851,517         $  2,733,221
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                PENNZOIL-QUAKER STATE COMPANY
                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)
                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                   ---------------------------------
                                                                                      2000                  1999
                                                                                   -----------           -----------
                                                                                       (Expressed in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $   (5,327)           $    4,083
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                    50,118                63,870
      Deferred income tax                                                              (4,507)                7,732
      Distributions from equity investees
           less than earnings                                                          (7,859)               (4,134)
      Other non-cash items                                                             13,962                 4,618
      Changes in accounts receivable                                                  (89,034)              (46,150)
      Changes in other operating assets and liabilities                               (41,590)              (20,492)
                                                                                   -----------           -----------
  Net cash provided by (used in) operating activities                                 (84,237)                9,527
                                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                (29,240)              (30,925)
  Acquisitions                                                                        (76,421)                  -
  Proceeds from sales of assets                                                        40,606                73,106
  Other investing activities                                                            2,487                (4,936)
                                                                                   -----------           -----------
  Net cash provided by (used in) investing activities                                 (62,568)               37,245
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuances of debt                                                 176,911                11,650
  Dividends paid                                                                      (29,286)              (29,143)
  Other financing activities                                                              -                  (7,090)
                                                                                   -----------           -----------
  Net cash provided by (used in) financing activities                                 147,625               (24,583)
                                                                                   -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 820                22,189


CASH AND CASH EQUIVALENTS, beginning of period                                         20,155                14,899
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   20,975            $   37,088
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

(2)  New  Accounting Standards -

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, subsequently amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The standards require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until all fiscal years beginning after June 15, 2000. The Company is currently assessing SFAS No. 133 to determine what impact, if any, this pronouncement will have on the Company's financial position or results of operations.

(3)  Summarized Financial Data of Excel Paralubes -

     Summarized operations information for Excel Paralubes, an equal partnership with Conoco Inc., for the three and six months ended June 30, 2000 and 1999 on a 100% basis follows:

                          Three months ended June 30            Six months ended June 30
                       -------------------------------       ------------------------------
                           2000               1999               2000              1999
                       ------------       ------------       ------------      ------------
                                            (Expressed in thousands)
                                                   (Unaudited)
Revenues               $   128,646        $    81,611        $   243,510       $   125,138
Operating earnings          29,299             17,733             43,769            24,601
Net income                  19,105              8,099             23,478             5,285

     Pennzoil-Quaker State's net investment in Excel Paralubes, carried as a credit balance of $54.5 million and $61.5 million at June 30, 2000 and December 31, 1999, respectively, is netted against other equity investments and included in other assets on the condensed consolidated balance sheet. Pennzoil-Quaker State's equity in Excel Paralubes' pretax income for the three months ended June 30, 2000 and 1999 of $9.6 million and $4.0 million, respectively, is included in revenues in the condensed consolidated statement of operations and comprehensive income. Pennzoil-Quaker State's equity in Excel Paralubes' pretax income for the six months ended June 30, 2000 and 1999 was $11.7 million and $2.6 million, respectively.

(4)  Debt -

     Pennzoil-Quaker State primarily utilizes commercial paper programs to manage its cash flow needs and currently limits aggregate borrowings under those commercial paper programs to $600.0 million. Commercial paper borrowings totaling $386.7 million at June 30, 2000 and $242.6 million at December 31, 1999 have been classified as long-term debt. Such debt classification is based upon the
availability   of  long-term  credit  facilities  to  refinance   the
commercial paper and the Company's intent to maintain such commitments in excess of one year. The Company had three short-term variable-rate credit arrangements with banks at June 30, 2000. The Company currently limits its aggregate borrowings under these types of credit arrangements to $300.0 million. Outstanding borrowings were $50.0 million at June 30, 2000 and $16.0 million at December 31, 1999 and were classified as long-term debt. Such debt classification is also based on the availability of long-term credit facilities to refinance these arrangements and the Company's intent to maintain such commitments in excess of one year. The Company has a revolving credit facility with a group of banks that provides for up to $600.0 million of committed unsecured revolving credit borrowings through November 14, 2000, with any outstanding borrowings on such date being converted into a term credit facility terminating on November 14, 2001. There were no borrowings outstanding under this revolving credit facility at June 30, 2000 or December 31, 1999.
     Pennzoil-Quaker State also maintains a revolving credit facility with a Canadian bank, which provides for up to US$18.2 million of committed borrowings through October 29, 2000, with any outstanding borrowings on such date being converted into a term credit facility terminating on October 29, 2001. As of June 30, 2000 and December 31, 1999, borrowings under the Company's Canadian facility totaled US$13.5 million and US$13.8 million, respectively, and have been classified as long-term debt.

(5)  Earnings Per Share -

     Computations for basic and diluted earnings (loss) per share for the three and six months ended June 30, 2000 and 1999 consist of the following:

                                             Three Months                     Six Months
                                             ended June 30                   ended June 30
                                      ----------------------------    ----------------------------
                                          2000            1999            2000            1999
                                      ------------    ------------    ------------    ------------
                                            (Expressed in thousands except per share amounts)
Net income(loss)                      $    12,581     $     6,302     $    (5,327)    $     4,083
Basic weighted average shares              78,403          77,757          78,308          77,703
Effect of dilutive securities (A)
   Options                                    649             -               -               -
   Awards                                     589             296             -               303
                                      ------------    ------------    ------------    ------------
Diluted weighted average shares            79,641          78,053          78,308          78,006

Basic and diluted earnings
     (loss) per share                 $      0.16     $      0.08     $     (0.07)    $      0.05

<F1> (A)  A weighted average number of options to purchase 9.2 million shares of common stock were outstanding for the three months ended  June 30, 2000, but  were  not  included  in  the computation of diluted earnings per share because the options' prices were greater  than the average market price of the common shares.  A  weighted average number of options to purchase 9.9 million shares of common stock and  awards  of  588.8  thousand  shares  of common stock were outstanding for the six  months  ended  June 30, 2000,  but  were  not included in the computation of diluted loss per share because these options  and  awards would result in an antidilutive per share amount.  A weighted average number of  options to purchase 6.9 million shares of common stock were outstanding for the three months and six months ended June 30, 1999, but were not included  in  the  computation  of  diluted earnings per share because the options' prices were  greater  than  the  average  market price of the common shares.

(6)  Use of Derivatives -

     Pennzoil-Quaker State has approved a  tactical  hedging  program to lock in the refining margins on up to ninety percent of its production of certain refined fuel products through year-end 2000. Pursuant to this strategy, Pennzoil-Quaker State entered into several futures contracts in January 2000 and additional contracts in May 2000. Operating losses of $5.3 million and $6.9 million related to this program were recognized in net sales during the quarter and six months ended June 30, 2000, respectively. The estimated fair value of the unrealized loss associated with the open futures contracts was $5.1 million at June 30, 2000.
     In April 2000, in conjunction with the purchase of two British automotive consumer products companies, the Company entered into a series of U.K. GBP forward swaps to hedge against foreign currency risk. The acquired contracts called for a swap of 10.9 million GBP to be swapped for $17.3 million USD. Unrealized gains or losses were deferred until settlement of the swap, which occurred in August, 2000. No material gain or loss was recognized upon settlement.

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

(8)  Cash Flow Information -

     Cash paid for interest during the six months ended June 30, 2000 and 1999 was $49.5 million and $26.0 million, respectively. An income tax refund, net of tax payments, of $1.0 million was received during the six months ended June 30, 2000. Income taxes paid during the six months ended June 30, 1999 were $0.6 million. The decrease in cash flow from operating activities for the six months ended June 30, 2000 compared to the same period in 1999 is primarily due to an increase in working capital.

(9)  Restructuring Charges -

     In the first quarter of 2000, the Company recorded a $34.4 million charge to accrue the costs associated with a general and administrative cost reduction effort. The charge related to each operating segment as follows: Lubricants and Consumer Products - $11.0 million; Base Oil and Specialty Products - $5.4 million; Jiffy Lube - $1.0 million; Other - $17.0 million. The Company is reducing the number of employees and consolidating office space in order to reduce general and administrative expenses. The restructuring is expected to be completed by the end of 2000. These charges primarily included severance for approximately 400 administrative and operational employees, the accrual of future lease obligations and restoration costs of office space in Houston. Also included in the charge was the write-off of obsolete information technology assets. During the three months ended June 30, 2000, 235 employees were terminated as a result of workforce reductions and were paid pursuant to the general and administrative cost reduction plan. The severance payments for the former employees are expected to be paid out over a minimum period of two months and a maximum period of up to two years. The accrued liability balance of $27.9 million was reduced by $2.3 million as a result of the severance expenses paid to the employees during the three months ended June 30, 2000. The remaining accrual at June 30, 2000 was $25.6 million.

(10) Sale of Rouseville Refinery -

     In April 2000, Pennzoil-Quaker State completed a sale of its Rouseville, Pennsylvania wax processing facilities and the related assets at the Rouseville facility to Calumet Lubricants Company, LP. Also included in the sale was Pennzoil-Quaker State's share of its Bareco Products partnership with Baker Petrolite Corporation, a division of Baker Hughes Incorporated. The Company received gross proceeds of $27.6 million from the sale, with no gain or loss resulting. Included in the Company's results are revenues of $36.0 million and operating income of $1.4 million for the first six months of 2000.

(11) Acquisitions -

     In April 2000, the Company acquired two automotive consumer products companies, Airfresh UK Limited ("Airfresh") and Bluecol Brands Limited ("Bluecol") from Armour Trust plc for approximately $16.7 million. Airfresh manufactures, markets and distributes air freshener and fragrance products for the automotive aftermarket with primary markets in the U.K. and France. Bluecol manufactures, markets and distributes branded anti-freeze, glass cleaning products, rust treatments, cooling system treatments, and exterior appearance products for the U.K. automotive aftermarket.
     In March 2000, the Company completed the acquisition of certain assets of Sagaz Industries ("Sagaz"), a manufacturer and marketer of automobile seat covers and cushions in North America, for approximately $62.5 million, subject to certain working capital adjustments. Sagaz was absorbed into the Company's Axius auto accessories business unit in Moorpark, California.
     In February 2000, the Company completed the acquisition of Auto Fashions, a 25 year-old Australian automotive accessories firm operated by Robert Hicks Pty Ltd. for approximately US$5.3 million. Auto Fashions is a leader in Australian automotive air fresheners, sunshades and comfort accessories and has a leading share position in most of the categories in which it participates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Pennzoil-Quaker  State's  operations   are  conducted  primarily
through the following three segments: (1) Lubricants and Consumer Products, (2) Jiffy Lube and (3) Base Oil and Specialty Products.

Results of Operations

     Net sales for Pennzoil-Quaker State increased by $92.5 million and $160.2 million, or approximately 12% and 11% for the quarter and six months ended June 30, 2000 to $839.1 million and $1,604.7 million, respectively. The increase in net sales was primarily due to higher refined products prices partially offset by lower Jiffy Lube net sales resulting from sales of stores.
     Net income (loss) for the quarter and six months ended June 30, 2000 was $12.6 million, or 16 cents per basic share and ($5.3) million, or (7) cents per basic share, respectively. This compares with net income of $6.3 million, or 8 cents per basic share for the quarter ended June 30, 1999 and $4.1 million, or 5 cents per basic share for the six months ended June 30, 1999. The increase in income for the quarter is primarily due to higher results in Jiffy Lube, related to higher rental and royalty income, and lower overall Company general and administrative expenses. The decrease in income for the six months ended June 30, 2000 compared to the same period in 1999 is primarily due to charges of $13.0 million related to the fire at the Shreveport, Louisiana refinery facility that occurred on January 18, 2000, and one-time costs of $34.4 million associated with the Company's general and administrative cost reduction project.

Lubricants and Consumer Products

     Net sales for the Lubricants and Consumer Products segment were $528.6 million and $1,014.4 million for the quarter and six months ended June 30, 2000, respectively, compared to $501.2 million and $980.3 million for the same periods last year. The increase in net sales is primarily due to higher international and consumer product sales and higher average lubricants product prices. Operating income for this segment was $56.2 million and $102.9 million for the quarter and six months ended June 30, 2000 compared to $51.6 million and $93.6 million for the same periods last year. The increase in operating income for the quarter and six months ended June 30, 2000 is primarily due to lower selling, general and administrative expenses.
     In April 2000, the Company acquired two automotive consumer products companies, Airfresh UK Limited ("Airfresh") and Bluecol Brands Limited ("Bluecol") from Armour Trust plc for approximately $16.7 million. Airfresh manufactures, markets and distributes air freshener and fragrance products for the automotive aftermarket with primary markets in the U.K. and France. Bluecol manufactures, markets and distributes branded anti-freeze, glass cleaning products, rust treatments, cooling system treatments, and exterior appearance products for the U.K. automotive aftermarket. In March 2000, the Company completed the acquisition of certain assets of Sagaz Industries ("Sagaz"), a manufacturer and marketer of automobile seat covers and cushions in North America, for approximately $62.5 million, subject to certain working capital adjustments. Sagaz was absorbed into the Company's Axius auto accessories business unit in Moorpark, California. In February 2000, the Company completed the acquisition of Auto Fashions, a 25 year-old Australian automotive accessories firm operated by Robert Hicks Pty Ltd. for approximately US$5.3 million. Auto Fashions is a leader in Australian automotive air fresheners, sunshades and comfort accessories and has a leading share position in most of the categories in which it participates.

Jiffy Lube

     Net sales for this segment were $84.8 million and $166.9 million for the quarter and six months ended June 30, 2000, respectively. This compares to net sales of $111.1 million and $230.4 million for the same periods in 1999. The decrease in net sales was primarily due to the sale of company-operated centers to franchisees. Other income (loss) for this segment for the quarter and six months ended June 30, 2000 was $1.2 million and $4.1 million, respectively, compared to ($1.0) million and $0.8 million for the same periods in 1999. The increase in other income was primarily due to higher franchise fees and losses on sales of company centers in 1999. Operating income (loss) from this segment for the quarter and six months ended June 30, 2000 was $7.7 million and $10.9 million, respectively, compared to ($1.0) million and ($0.9) for the same periods in 1999. The improvement in operating income was primarily due to higher comparable sales in company-operated centers, higher rental and royalty income, and lower selling, general and administrative expenses and merger costs.

Base Oil and Specialty Products

     Net sales for this segment were $293.2 million and $557.1 million for the quarter and six months ended June 30, 2000, respectively. This compares to net sales of $188.4 million and
$339.3 million for the same periods in 1999. The increase is primarily due to higher average sales prices for fuels, base oils and other refined petroleum products. Other income for this segment for the quarter and six months ended June 30, 2000 was $16.4 million and $22.3 million, respectively, compared to $6.9 million and $12.1 million for the same periods in 1999. The increase in other income was primarily due to higher equity earnings from Excel Paralubes due to higher base oil margins. Operating income (loss) from this segment for the quarter and six months ended June 30, 2000 was $8.0 million and ($4.1) million, respectively, compared to operating income (loss) of ($3.6) million and ($9.6) million for the same periods in 1999. The increase in operating income for the quarter and six months ended June 30, 2000 was primarily due to higher equity earnings from Excel Paralubes, improved margins and lower expenses.

     In April 2000, Pennzoil-Quaker State completed a sale of its Rouseville, Pennsylvania wax processing facilities and the related assets at the Rouseville facility to Calumet Lubricants Company, LP. Also included in the sale was Pennzoil-Quaker State's share of its Bareco Products partnership with Baker Petrolite Corporation, a division of Baker Hughes Incorporated. The Company received gross proceeds of $27.6 million from the sale. No gain or loss was recognized on the sale. Included in the Company's consolidated results are revenues of $36.0 million and operating income of $1.4 million for the first six months of 2000.

Corporate Administrative Expense

     Corporate administrative expense decreased $1.6 million to $17.1 million for the quarter ended June 30, 2000 compared to the same period in 1999. Corporate administrative expense decreased $5.8 million to $34.7 million for the six months ended June 30, 2000 compared to the same period in 1999. The decrease for the six months ended June 30, 2000 is primarily due to lower merger expenses.

Capital Resources and Liquidity

     Cash Flow. As of June 30, 2000, Pennzoil-Quaker State had cash and cash equivalents of $21.0 million. During the six months ended June 30, 2000, cash and cash equivalents increased $0.8 million.
     For purposes of the condensed consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.
     The decrease in cash flow from operating activities for the six months ended June 30, 2000 compared to the same period in 1999 is primarily due to an increase in working capital.
     Debt Instruments and Repayments. Pennzoil-Quaker State primarily utilizes its commercial paper programs to manage its cash flow needs. Pennzoil-Quaker State currently limits aggregate borrowings under its commercial paper programs to $600.0 million. Commercial paper borrowings totaling $386.7 million at June 30, 2000 and $242.6 million at December 31, 1999 have been classified as long-term debt. Such debt classification is based upon the availability of long-term credit facilities to refinance the commercial paper and the Company's intent to maintain such commitments in excess of one year. The Company had three short-term variable-rate credit arrangements with banks at June 30, 2000. The Company currently limits its aggregate borrowings under these types of credit arrangements to $300.0 million. Outstanding borrowings were $50.0 million at June 30, 2000 and $16.0 million at December 31, 1999 and were classified as long-term debt. Such debt classification is also based on the availability of long-term credit facilities to refinance these arrangements and the Company's intent to maintain such commitments in excess of one year. The Company has a revolving credit facility with a group of banks that provides for up to $600.0 million of committed unsecured revolving credit borrowings through November 14, 2000, with any outstanding borrowings on such date being converted into a term credit facility terminating on November 14, 2001. There were no borrowings outstanding under this revolving credit facility at June 30, 2000 or December 31, 1999.
     Pennzoil-Quaker State also maintains a revolving credit facility with a Canadian bank, which provides for up to US$18.2 million of committed borrowings through October 29, 2000, with any outstanding borrowings on such date being converted into a term credit facility terminating on October 29, 2001. As of June 30, 2000 and December 31, 1999, borrowings under the Company's Canadian facility totaled US$13.5 million and US$13.8 million, respectively, and have been classified as long-term debt.
     Accounts Receivable. Pennzoil-Quaker State, through its wholly owned subsidiary Pennzoil Receivables Company ("PRC"), sells certain of its accounts receivable to a third party purchaser. PRC is a special limited purpose corporation and the assets of PRC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The Company entered into a new receivables sales facility in June 1999 that provides for ongoing sales of up to $160.0 million of accounts receivable through August 2000, at which time the Company intends to renew the facility. The Company's net accounts receivable sold under its receivable sales facility totaled $160.0 million and $153.1 million at June 30, 2000 and December 31, 1999, respectively.

     The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $275.0 million, through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation ("PLCAC"). In June 2000, the Company increased the aggregate purchase price limit from $220.0 million to $275.0 million. PLCAC is a Nevada corporation and the assets of PLCAC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. Through June 30, 2000, the Company has sold a total of $213.0 million of notes receivable under this agreement, of which $164.7 million were outstanding to the third party purchaser at June 30, 2000. Through December 31, 1999, the Company had sold a total of $186.9 million of notes receivable under this agreement, of which $153.2 million were outstanding to the third party purchaser at December 31, 1999.

Disclosures about Market Risk

     The Company's primary exposure to market risk includes changes in interest rates, commodity prices and foreign currency exchange rates.
     Pennzoil-Quaker State has approved a tactical hedging program to lock in refining margins on up to ninety percent of its production of certain refined fuel products through year-end 2000. Pursuant to this strategy, Pennzoil-Quaker State entered into several futures contracts in January 2000 and additional contracts in May 2000. Operating losses of $5.3 million and $6.9 million related to this program were recognized in net sales during the quarter and six months ended June 30, 2000, respectively. The estimated fair value of the unrealized loss associated with the open futures contracts was $5.1 million at June 30, 2000.
     In April 2000, in conjunction with the purchase of two British automotive consumer products companies, the Company entered into a series of U.K. pound Sterling forward swaps to hedge against foreign currency risk. The acquired contracts called for a swap of 10.9 million GBP to be swapped for $17.3 million USD. Unrealized gains or losses were deferred until settlement of the swap, which occurred in August 2000. No material gain or loss was recognized upon settlement.

Forward-Looking Statements - Safe Harbor Provisions

     This quarterly report on Form 10-Q of Pennzoil-Quaker State for the quarter and six months ended June 30, 2000 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. Where, in any forward-looking statements, Pennzoil-Quaker State expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.
     The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; competition in the motor oil and marketing business; base oil margins and supply and demand in the base oil business; the success and cost of advertising and promotional efforts; mechanical failure in refining operations; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

                                          PART I. FINANCIAL INFORMATION - continued
                                                        (UNAUDITED)

The following table shows revenues and operating income by segment and other components of income.

                                                                      Three Months Ended               Six Months Ended
                                                                           June 30,                        June 30,
                                                                 ----------------------------    ----------------------------
                                                                    2000             1999           2000             1999
                                                                 -----------      -----------    -----------      -----------
                                                                           (Dollar amounts expressed in thousands)

REVENUES
   Net sales
      Lubricants and Consumer Products                           $  528,577       $  501,192     $1,014,379       $  980,274
      Base Oil and Specialty Products                               293,204          188,442        557,140          339,345
      Jiffy Lube                                                     84,810          111,129        166,894          230,429
      Intersegment sales and other                                  (67,527)         (54,218)      (133,704)        (105,510)
                                                                 -----------      -----------    -----------      -----------
                                                                    839,064          746,545      1,604,709        1,444,538
                                                                 -----------      -----------    -----------      -----------

   Other income, net
      Lubricants and Consumer Products                                3,855            5,809          6,458            5,855
      Base Oil and Specialty Products                                16,352            6,925         22,326           12,055
      Jiffy Lube                                                      1,159           (1,022)         4,112              777
      Other                                                          (1,697)            (743)         1,040           (1,649)
                                                                 -----------      -----------    -----------      -----------
                                                                     19,669           10,969         33,936           17,038
                                                                 -----------      -----------    -----------      -----------
   Total revenues                                                $  858,733       $  757,514     $1,638,645       $1,461,576
                                                                 ===========      ===========    ===========      ===========

OPERATING INCOME (LOSS)
   Lubricants and Consumer Products                              $   56,232       $   51,568     $  102,925       $   93,646
   Base Oil and Specialty Products                                    7,998           (3,628)        (4,081)          (9,606)
   Jiffy Lube                                                         7,627             (978)        10,876             (866)
   Other                                                             (3,175)           7,251         (4,498)          10,780
                                                                 -----------      -----------    -----------      -----------
        Total operating income                                       68,682           54,213        105,222           93,954

Corporate administrative expense                                     17,075           18,728         34,736           40,540
Restructuring charges                                                   -                -           34,405              -
Interest charges, net                                                23,601           21,081         45,242           38,822
                                                                 -----------      -----------    -----------      -----------
Income(loss)before income tax                                        28,006           14,404         (9,161)          14,592

Income tax provision (benefit)                                       15,425            8,102         (3,834)          10,509
                                                                 -----------      -----------    -----------      -----------

NET INCOME(LOSS)                                                 $   12,581       $    6,302     $   (5,327)      $    4,083
                                                                 ===========      ===========    ===========      ===========
RATIO OF EARNINGS TO FIXED CHARGES                                                                      -               1.21
                                                                                                 ===========      ===========
AMOUNT BY WHICH FIXED CHARGES                                                                    $   16,567              -
    EXCEEDS EARNINGS                                                                             ===========      ===========





                                          PART I. FINANCIAL INFORMATION - continued
                                                         (UNAUDITED)

                                                                    Three Months Ended                Six Months Ended
                                                                         June 30                          June 30
                                                               ------------------------------    ------------------------------
                                                                   2000              1999           2000               1999
                                                               ------------      ------------    ------------      ------------
OPERATING DATA
--------------

LUBRICANTS AND CONSUMER PRODUCTS
  Total revenues (in thousands):
      Lubricants                                              $   375,856       $   366,190     $   722,318         $ 711,050
      Consumer Products                                            96,869            82,924         184,152           167,219
      International                                                66,229            58,071         123,202           108,015
      Eliminations and other                                       (6,522)             (184)         (8,835)             (155)
                                                               ------------      ------------    ------------      ------------
           Total revenues                                     $   532,432       $   507,001     $ 1,020,837       $   986,129
                                                               ============      ============    ============      ============

  Operating income (in thousands):
      Lubricants                                              $    44,014       $    34,327     $    73,686       $    65,781
      Consumer Products                                             7,509            13,213          20,063            22,204
      International                                                 4,709             4,028           9,176             5,661
                                                               ------------      ------------    ------------      ------------
           Total operating income                             $    56,232       $    51,568     $   102,925       $    93,646
                                                               ============      ============    ============      ============

JIFFY LUBE
  Domestic systemwide sales (in thousands)                     $  301,753        $  278,895      $  581,211        $  555,807
  Same center sales(in thousands)                              $  280,298        $  266,328      $  538,959        $  510,999
  Centers open                                                      2,162             2,147           2,162             2,147

BASE OIL AND SPECIALTY PRODUCTS (A)
  Raw materials processed (barrels per day)(B)                     59,485            75,815          54,584            68,400
  Refining capacity (barrels per day)(B)                           60,800            76,000          68,300            76,000
  Refiner's margin ($ per barrel)                              $     6.49        $     4.92      $     6.41        $     6.19
  Operating costs ($ per barrel)                               $     4.96        $     3.50      $     6.52        $     4.53
  Depreciation ($ per barrel)                                  $      .40        $     1.08      $      .44        $     1.20

  Refinery Feedstocks:
      Paraffinic crude oil                                            46%               66%             46%               68%
      Naphthenic crude oil                                             7%                6%              8%                7%
      Other feedstocks and blendstocks                                47%               28%             46%               25%

  Refinery Yields:
      Gasolines                                                       25%               27%             23%               27%
      Distillates                                                     31%               33%             31%               32%
      Lube base stocks                                                28%               27%             29%               27%
      Waxes                                                            1%                3%              2%                3%
      Other products                                                  15%               10%             15%               11%

  Market Data:
      WTI crude oil ($ per barrel)                             $    28.60        $    17.66      $    28.67        $    15.35
      3-2-1 crack spread ($ per barrel) (C)                    $     5.57        $     1.62      $     4.68        $     1.50
      Base oil gross margin ($ per barrel) (D)                 $    23.06        $    16.38      $    20.41        $    17.77

<F1>
(A)  Includes Pennzoil-Quaker State's 50% ownership of Excel Paralubes.
<F2>
(B)  Rouseville, PA refinery stopped processing crude oil on February 2, 2000 and was sold on April 7, 2000.
<F3>
(C)  Regular unleaded gasoline and low sulpher diesel vs. WTI crude oil.
<F4>
(D)  Exxon 100N posting vs. WTI crude oil.


               PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)Annual Meeting of Shareholders
   May  4, 2000

(c)                                                                  Broker
   Proposals                    For     Against  Withheld  Abstain  Non-Votes
                             ---------- -------  --------- -------  ---------
   Election of Directors
    Howard H. Baker, Jr.     68,596,925    -     1,457,072    -         -
    James L. Pate            67,911,320    -     2,142,677    -         -
    Gerald B. Smith          68,912,522    -     1,141,475    -         -
    Lorne R. Waxlax          68,895,069    -     1,158,928    -         -

   Approval of Appointment
    of Arthur Andersen LLP
    As Independent Public
    Accountants              69,284,130  521,137     -     248,730     -




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

     12 Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2000 and 1999.

     27  Financial Data Schedule.

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



August 14, 2000