Form 10-Q
period 2000-09-30
PENNZOIL QUAKER STATE CO
filed 2000-11-13
CIK 1068044

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington,  D.C.  20549



                             FORM 10-Q
        Quarterly Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934


For the Quarter Ended September 30, 2000  Commission File No. 1-14501


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

     Number of shares of stock were outstanding, as of latest practicable date, October 31, 2000:

     Common Stock, par value $0.10 per share, 78,681,368 shares.

                                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                                PENNZOIL-QUAKER STATE COMPANY
                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                                         (UNAUDITED)

                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30                     September 30
                                                                  ----------------------------     ----------------------------
                                                                      2000             1999            2000             1999
                                                                  -----------      -----------     -----------      -----------
                                                                       (Expressed in thousands except per share amounts)

REVENUES                                                          $  798,701       $  760,340      $2,437,346       $2,221,916

COSTS AND EXPENSES
   Cost of sales                                                     592,478          571,814       1,835,603        1,618,394
   Selling, general and administrative                               123,744          139,686         390,328          429,583
   Restructuring charges                                                -                -             34,405             -
   Depreciation and amortization                                      24,764           31,656          74,882           95,526
   Taxes, other than income                                            5,406            4,677          13,738           12,492
   Interest charges, net                                              24,334           20,143          69,576           58,965
                                                                  -----------      -----------     -----------      -----------
INCOME(LOSS)BEFORE INCOME TAX                                         27,975           (7,636)         18,814            6,956

Income tax provision (benefit)                                        21,106             (892)         17,272            9,617
                                                                  -----------      -----------     -----------      -----------
NET INCOME (LOSS)                                                 $    6,869       $   (6,744)     $    1,542       $   (2,661)
                                                                  ===========      ===========     ===========      ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                       $     0.09       $    (0.09)    $      0.02       $    (0.03)
                                                                  ===========      ===========     ===========      ===========

DIVIDENDS PER COMMON SHARE                                        $   0.1875       $   0.1875      $   0.5625       $   0.5625
                                                                  ===========      ===========     ===========      ===========
AVERAGE SHARES OUTSTANDING:
   BASIC                                                              78,573           77,874          78,395           77,760
                                                                  ===========      ===========     ===========      ===========
   DILUTED                                                            79,910           77,874          79,254           77,760
                                                                  ===========      ===========     ===========      ===========
END OF PERIOD SHARES OUTSTANDING                                      78,663           77,926          78,663           77,926
                                                                  ===========      ===========     ===========      ===========

NET INCOME (LOSS)                                                 $    6,869       $   (6,744)     $    1,542       $   (2,661)

CHANGE IN:
     Foreign currency translation adjustment                           2,275            7,269            (297)           6,762
     Unrealized loss on investment in securities                        (247)            (124)           (370)            (556)
                                                                  -----------      -----------     -----------      -----------
COMPREHENSIVE INCOME (LOSS)                                       $    8,897       $      401      $      875       $    3,545
                                                                  ===========      ===========     ===========      ===========

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                        PENNZOIL-QUAKER STATE COMPANY
                                    CONDENSED CONSOLIDATED BALANCE SHEET

                                                                            September 30          December 31
                                                                                2000                 1999
                                                                            -------------        -------------
                                                                             (Unaudited)
                                                                                 (Expressed in thousands)
ASSETS

Current assets
   Cash and cash equivalents                                                $     22,325         $     20,155
   Receivables                                                                   345,589              312,320
   Inventories                                                                   346,100              298,202
   Materials and supplies                                                          9,936               11,063
   Other current assets                                                           46,485               44,298
                                                                            -------------        -------------
Total current assets                                                             770,435              686,038

Property, plant and equipment, net                                               491,940              502,101
Deferred income taxes                                                            258,282              272,677
Goodwill and other intangibles                                                 1,091,628            1,065,143
Other assets                                                                     218,148              207,262
                                                                            -------------        -------------

TOTAL ASSETS                                                                $  2,830,433         $  2,733,221
                                                                            =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                                     $     11,044         $      1,080
   Accounts payable                                                              180,509              210,700
   Payroll accrued                                                                17,971               28,328
   Other current liabilities                                                     124,485              129,295
                                                                            -------------        -------------
Total current liabilities                                                        334,009              369,403

Total long-term debt, less current maturities                                  1,206,543            1,026,153
Capital lease obligations, less current maturities                                63,289               68,786
Other liabilities                                                                314,419              319,011
                                                                            -------------        -------------
TOTAL LIABILITIES                                                              1,918,260            1,783,353
                                                                            -------------        -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                             912,173              949,868
                                                                            -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $  2,830,433         $  2,733,221
                                                                            =============        =============

<F1>
See Notes to Condensed Consolidated Financial Statements.

                                PENNZOIL-QUAKER STATE COMPANY
                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)
                                                                                           Nine Months Ended
                                                                                              September 30
                                                                                   ---------------------------------
                                                                                      2000                  1999
                                                                                   -----------           -----------
                                                                                       (Expressed in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $    1,542            $   (2,661)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                    74,882                95,526
      Deferred income tax                                                              14,562                 6,751
      Distributions from equity investees in
           excess of (less than) earnings                                              (4,548)                2,100
      Other non-cash items                                                             12,455                14,407
      Changes in accounts receivable                                                  (49,987)              (50,008)
      Changes in inventories                                                          (58,026)                  (12)
      Changes in other operating assets and liabilities                               (41,510)               (4,915)
                                                                                   -----------           -----------
  Net cash provided by (used in) operating activities                                 (50,630)               61,188
                                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                (51,728)              (50,395)
  Acquisitions, net of cash acquired                                                  (76,282)                  -
  Proceeds from sales of assets                                                        49,262                95,513
  Other investing activities                                                            4,260               (10,449)
                                                                                   -----------           -----------
  Net cash provided by (used in) investing activities                                 (74,488)               34,669
                                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from (repayments of) debt                                              171,309               (40,613)
  Dividends paid                                                                      (44,021)              (43,747)
  Other financing activities                                                              -                  (7,302)
                                                                                   -----------           -----------
  Net cash provided by (used in) financing activities                                 127,288               (91,662)
                                                                                   -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               2,170                 4,195


CASH AND CASH EQUIVALENTS, beginning of period                                         20,155                14,899
                                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                           $   22,325            $   19,094
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

(2)       New Accounting Standards -

             In  June 1998, the Financial Accounting Standards  Board
("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, subsequently amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until all fiscal years beginning after June 15, 2000. The Company will adopt this statement on January 1, 2001.
             SFAS No. 133 provides that the effective portion of  the
gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The Company currently utilizes futures contracts as cash flow hedges to manage the price risk of refined fuel products. Based upon the Company's assessment of its derivative contracts, if the Company had adopted SFAS No. 133 on October 1, 2000, it would have recorded a current liability of approximately $6.6 million, representing the fair market value of its derivative instruments on that date and a reduction of equity through other comprehensive income of $6.6 million, representing the intrinsic value of the cash flow hedges using NYMEX West Texas Intermediate prices as of September 29, 2000. As the futures contracts settle each month, the current liability would be adjusted to reflect the current fair market value and the monthly settlement would be recorded in revenues through an adjustment to other comprehensive income. The futures contracts expire on December 31, 2000.

(3)       Summarized Financial Data of Excel Paralubes -

             Summarized financial information for Excel Paralubes for the three and nine months ended September 30, 2000 and 1999 on a 100% basis follows:

                       Three months ended September 30       Nine months ended September 30
                       -------------------------------       ------------------------------
                           2000               1999               2000              1999
                       ------------       ------------       ------------      ------------
                                              (Expressed in thousands)
                                                     (Unaudited)
Revenues               $   135,715        $    91,079        $   379,225       $   216,217
Operating earnings          25,756             13,492             69,525            38,093
Net income                  15,688              3,839             39,166             9,124

              Pennzoil-Quaker State's net investment in Excel Paralubes, accounted for using the equity method and carried as a credit balance of $59.1 million and $61.5 million at September 30, 2000 and December 31, 1999, respectively, is netted against other equity investments and included in other assets on the condensed consolidated balance sheet. Pennzoil-Quaker State's equity in Excel Paralubes' pretax income for the three months ended September 30, 2000 and 1999 of $7.8 million and $1.9 million, respectively, is included in revenues in the condensed consolidated statement of operations and comprehensive income. Pennzoil-Quaker State's equity in Excel Paralubes' pretax income for the nine months ended September 30, 2000 and 1999 was $19.6 million and $4.6 million, respectively.

(4)       Segment Reporting -

             During 1999, the Company completed a strategic review of its manufacturing assets and businesses, including refineries, partnerships and packaging plants. During the review, it evaluated the strategic and financial advantages and disadvantages it derives from the vertical integration of its manufacturing and marketing capabilities. Based on the results of this review, the Company decided to withdraw from the refining business and to dispose of its refineries and related assets. Effective July 1, 2000, the Company realigned its business segments to report Excel as a separate segment. This segment includes Pennzoil-Quaker State's investment in Excel Paralubes, a 50/50 partnership with Conoco Inc. The partnership operates a facility that produces approximately 20,000 barrels per day of high-quality base oils. The segment results include the purchase of base oils from the partnership at market price and the subsequent intercompany sale to the Lubricants and Consumer Products segment. Prior to the third quarter of 2000, Excel was reported in the Base Oil and Specialty Products segment. Results for the first nine months of 2000 and prior year have been restated to conform with the new presentation.

(5)       Debt -

            Pennzoil-Quaker State primarily utilizes commercial paper
programs to manage its cash flow needs and currently limits aggregate borrowings under those commercial paper programs to $600.0 million. Commercial paper borrowings totaling $361.2 million at September 30, 2000 and $242.6 million at December 31, 1999 have been classified as long-term debt. Such debt classification is based upon the
availability   of  long-term  credit  facilities  to  refinance   the
commercial paper and the Company's intent to maintain such commitments in excess of one year. The Company had three short-term variable-rate credit arrangements with banks at September 30, 2000. The Company currently limits its aggregate borrowings under these types of credit arrangements to $300.0 million. Outstanding borrowings were $55.5 million at September 30, 2000 and $16.0 million at December 31, 1999, and were classified as long-term debt. Such debt classification is also based on the availability of long-term credit facilities to refinance these arrangements and the Company's intent to maintain such commitments in excess of one year. The increase in short-term borrowings over December 31, 1999 is primarily due to increased accounts receivable, higher inventories and acquisitions made during 2000. The Company has a revolving credit facility with a group of banks that provides for up to $600.0 million of committed unsecured revolving credit borrowings through November 14, 2000, with any outstanding borrowings on such date being converted into a term credit facility terminating on November 14, 2001. The Company is currently negotiating an extension on the revolving facility. There were no borrowings outstanding under this revolving credit facility at September 30, 2000 or December 31, 1999.
             Pennzoil-Quaker State also maintains a revolving  credit
facility with a Canadian bank, which provides for up to $18.0 million of committed borrowings through October 28, 2001, with any outstanding borrowings on such date being converted into a term credit facility terminating on October 28, 2002. As of September 30, 2000 and December 31, 1999, borrowings under the Company's Canadian facility totaled $13.3 million and $13.8 million, respectively, and have been classified as long-term debt.

(6)       Earnings Per Share -

             Computations for basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2000 and 1999 consist of the following:

                                             Three Months                     Nine Months
                                          ended September 30               ended September 30
                                      ----------------------------    ----------------------------
                                          2000            1999            2000            1999
                                      ------------    ------------    ------------    ------------
                                            (Expressed in thousands except per share amounts)
Net income(loss)                      $     6,869     $    (6,744)    $     1,542     $    (2,661)
Basic weighted average shares              78,573          77,874          78,395          77,760
Effect of dilutive securities (A)
   Options                                    772             -               474             -
   Awards                                     565             -               385             -
                                      ------------    ------------    ------------    ------------
Diluted weighted average shares            79,910          77,874          79,254          77,760

Basic and diluted earnings
     (loss) per share                 $      0.09     $     (0.09)    $      0.02     $     (0.03)

<F1> (A)  A weighted average number of options to purchase 6.3 million  and 7.6 million shares  of common stock were outstanding for the three months and nine months ended  September  30,
          2000, respectively, but were not included in the computation  of  diluted  earnings  per share because the options' prices were greater than the  average  market  price  of  the common shares.  A weighted average number of options to purchase 6.9 million  shares  of common stock were outstanding for the three months and nine months  ended  September 30,
          1999, and awards of 269.2 and 291.3 thousand shares of  common  stock  were  outstanding for the three months and nine months ended September 30, 1999,  respectively,  but  were not included in the computation of diluted earnings per share because these options  and awards would have resulted in an antidilutive per share amount.

(7)       Use of Derivatives -

             Pennzoil-Quaker State has approved a tactical hedging program to lock in the refining margins on up to ninety percent of its production of certain refined fuel products through year-end 2000. Pursuant to this strategy, Pennzoil-Quaker State entered into several futures contracts in January 2000 and additional contracts in May 2000. Operating losses of $4.4 million and $11.3 million related to this program were recognized in net sales during the quarter and nine months ended September 30, 2000, respectively. The estimated fair value of the unrealized loss associated with the open futures contracts was $6.6 million at September 30, 2000.
             In April 2000, in conjunction with the purchase of two British automotive consumer products companies, the Company entered into a series of U.K. British pound forward swaps to hedge against foreign currency risk. The acquired contracts called for an April 26, 2000 swap of $17.3 million for British pounds of 10.9 million. The contracts settled on August 2, 2000, and no material gain or loss was recognized upon settlement. As of September 30, 2000, the Company had no foreign currency swaps outstanding.

(8)       Comprehensive Income -

             The components of the Company's other comprehensive income (loss) include changes in foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities and minimum pension liability. The Company's comprehensive income information is included in the accompanying condensed consolidated statement of operations and comprehensive income.

(9)       Cash Flow Information -

             Cash paid for interest during the nine months ended September 30, 2000 and 1999 was $60.8 million and $30.5 million, respectively. Income tax refunds, net of tax payments, of $7.3 million and $26.6 million were received during the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash flow from operating activities for the nine months ended September 30, 2000, compared to the same period in 1999 is primarily due to an increase in working capital caused by the effect of higher product prices on accounts receivable and higher inventories.

(10)     Restructuring Charges -

             In the first quarter of 2000, the Company recorded a $34.4 million charge to accrue the costs associated with a general and administrative cost reduction effort. The charge related to each operating segment as follows: Lubricants and Consumer Products - $11.0 million; Base Oil and Specialty Products - $5.4 million; Jiffy Lube - $1.0 million; Other - $17.0 million. The Company is reducing the number of employees and consolidating office space in order to reduce general and administrative expenses. The restructuring is expected to be completed by the end of 2000. These charges primarily included severance for approximately 400 administrative and operational employees, the accrual of future lease obligations and restoration costs of office space in Houston. Also included in the charge was the write-off of obsolete information technology assets. During the three months ended September 30, 2000, 35 employees were terminated as a result of workforce reductions and were paid pursuant to the general and administrative cost reduction plan. The severance payments for the former employees are expected to be paid out over a minimum period of two months and a maximum period of up to two years. The accrued liability balance of $25.6 million was reduced by $0.3 million as a result of the severance expenses paid to the employees during the three months ended September 30, 2000. Through September 30, 2000, 270 employees had been terminated as a result of workforce reductions and were paid pursuant to the general and administrative cost reduction plan. The accrued liability balance was reduced by $2.6 million through the nine-month period ended September 30, 2000 as a result of the severance expenses paid to the employees. The remaining accrual at September 30, 2000 totaled $25.3 million.

(11)     Sale of Rouseville Refinery -

             In April 2000, Pennzoil-Quaker State completed a sale of its Rouseville, Pennsylvania wax processing facilities and the related assets at the Rouseville facility to Calumet Lubricants Company, LP. Also included in the sale was Pennzoil-Quaker State's share of its Bareco Products partnership ("Bareco") with Baker Petrolite Corporation, a division of Baker Hughes Incorporated. The Company received gross proceeds of $27.6 million from the sale, with no gain or loss resulting. Included in the Company's consolidated results are revenues of $36.4 million and operating income of $1.0 million related to the operations of Rouseville and Bareco in 2000.

(12)     Acquisitions -

             In  April  2000,  the  Company acquired  two  automotive
consumer products companies, Airfresh UK Limited ("Airfresh") and Bluecol Brands Limited ("Bluecol") from Armour Trust plc for approximately $16.7 million. Airfresh manufactures, markets and distributes air freshener and fragrance products for the automotive aftermarket with primary markets in the U.K. and France. Bluecol manufactures, markets and distributes branded anti-freeze, glass cleaning products, rust treatments, cooling system treatments, and exterior appearance products for the U.K. automotive aftermarket.
             In March 2000, the Company completed the acquisition  of
certain assets of Sagaz Industries ("Sagaz"), a manufacturer and marketer of automobile seat covers and cushions in North America, for approximately $62.5 million, subject to certain working capital adjustments. Sagaz was absorbed into the Company's Axius auto accessories business unit in Moorpark, California.
             In  February 2000, the Company completed the acquisition
of certain assets of Auto Fashions, a 25 year-old Australian automotive accessories firm operated by Robert Hicks Pty Ltd. for approximately $5.3 million. Auto Fashions is a leader in Australian automotive air fresheners, sunshades and comfort accessories and has a leading share position in most of the categories in which it participates.
             The  acquisitions referred to above were  accounted  for
using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired has been reflected as goodwill and is being amortized on a straight-line basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             Pennzoil-Quaker State's operations are conducted primarily through the following four segments: (1) Lubricants and Consumer Products, (2) Jiffy Lube, (3) Base Oil and Specialty Products and (4) Excel.

Results of Operations

             Net sales for Pennzoil-Quaker State increased by $28.9 million and $189.1 million, or approximately 4% and 9% for the quarter and nine months ended September 30, 2000, to $776.2 million and $2,380.9 million, respectively. The increase in net sales was primarily due to higher refined product prices partially offset by lower Jiffy Lube net sales resulting from the sale of stores.
             Net income for the quarter and nine months ended September 30, 2000 was $6.8 million, or 9 cents per basic share and $1.5 million, or 2 cents per basic share, respectively. This compares with net loss of $6.7 million, or 9 cents per basic share for the quarter ended September 30, 1999 and a net loss of $2.7 million, or 3 cents per basic share for the nine months ended September 30, 1999. The increase in income for the quarter is primarily due to higher results in all operating business segments partially offset by higher interest expense. The increase in income for the nine months ended September 30, 2000, compared to the same period in 1999, is primarily due to higher results in Jiffy Lube related to higher rental and royalty income, higher results in Excel due to higher equity income in the partnership and higher base oil margins and lower overall Company general and administrative expenses. These improvements were partially offset by charges of $13.0 million related to a fire at the Shreveport, Louisiana refinery facility that occurred on January 18, 2000, one-time costs of $34.4 million associated with the Company's general and administrative cost reduction project and higher interest expense.

Lubricants and Consumer Products

             Net  sales  for  the  Lubricants and  Consumer  Products
segment were $502.4 million and $1,516.8 million for the quarter and nine months ended September 30, 2000, respectively, compared to $466.0 million and $1,446.2 million for the same periods last year. The increase in net sales is primarily due to higher international and consumer product sales and higher average lubricants product prices. International net sales increased primarily due to acquisitions and higher average product prices. Operating income for this segment was $51.3 million and $154.2 million for the quarter and nine months ended September 30, 2000, compared to $45.1 million and $138.7 million for the same periods last year. The increase in operating income for the quarter and nine months ended September 30, 2000 is primarily due to lower selling, general and administrative expenses.
             In  April  2000,  the  Company acquired  two  automotive
consumer products companies, Airfresh UK Limited ("Airfresh") and Bluecol Brands Limited ("Bluecol") from Armour Trust plc for approximately $16.7 million. Airfresh manufactures, markets and distributes air freshener and fragrance products for the automotive aftermarket with primary markets in the U.K. and France. Bluecol manufactures, markets and distributes branded anti-freeze, glass cleaning products, rust treatments, cooling system treatments, and exterior appearance products for the U.K. automotive aftermarket. In March 2000, the Company completed the acquisition of certain assets of Sagaz Industries ("Sagaz"), a manufacturer and marketer of automobile seat covers and cushions in North America, for approximately $62.5 million, subject to certain working capital adjustments. Sagaz was absorbed into the Company's Axius auto accessories business unit in Moorpark, California. In February 2000, the Company completed the acquisition of certain assets of Auto
Fashions, a 25 year-old Australian automotive accessories firm operated by Robert Hicks Pty Ltd. for approximately $5.3 million. Auto Fashions is a leader in Australian automotive air fresheners, sunshades and comfort accessories and has a leading share position in most of the categories in which it participates.

Jiffy Lube

             Net sales for this segment were $84.0 million and $250.8 million for the quarter and nine months ended September 30, 2000,
respectively.   This  compares to net sales  of  $101.1  million  and
$331.5 million for the same periods in 1999. The decrease in net sales was primarily due to the sale of company-operated centers to franchisees. Other income for this segment for the quarter and nine months ended September 30, 2000 was $3.4 million and $7.5 million, respectively, compared to $2.0 million and $2.8 million for the same periods in 1999. The increase in other income was primarily due to higher franchise fees in 2000 and net losses on sales of company centers in 1999. Operating income (loss) from this segment for the quarter and nine months ended September 30, 2000 was $7.9 million and $18.8 million, respectively, compared to ($0.3) million and ($1.2) million for the same periods in 1999. The improvement in operating income was primarily due to lower selling, general and administrative expenses, higher rental and royalty income and lower merger costs.

Base Oil and Specialty Products

            Net sales for this segment were $256.7 million and $813.8
million  for  the quarter and nine months ended September  30,  2000,
respectively.   This  compares to net sales  of  $236.7  million  and
$576.0 million for the same periods in 1999. The increase is primarily due to higher average sales prices for fuels, base oils and other refined petroleum products. Other income for this segment for the quarter and nine months ended September 30, 2000 was $2.4 million and $13.0 million, respectively, compared to $8.5 million and $17.9 million for the same periods in 1999. The decrease in other income was primarily due to higher crude related feedstock costs for
Penreco.  Operating loss   from this segment for the quarter and nine
months ended September 30, 2000 was $5.8 million and $29.0 million, respectively, compared to an operating loss of $13.5 million and $28.7 million for the same periods in 1999. The increase in operating income for the quarter ended September 30, 2000 was primarily due to
higher  base  oil  margins.   Working capital  increased  during  the
quarter due to a build-up of crude oil inventories in preparation for supply interruptions expected to result from a six month shut-down of the Exxon pipeline used to deliver a large portion of the Shreveport refinery feedstock.
             In April 2000, Pennzoil-Quaker State completed a sale of its Rouseville, Pennsylvania wax processing facilities and the related assets at the Rouseville facility to Calumet Lubricants Company, LP. Also included in the sale was Pennzoil-Quaker State's share of its Bareco Products partnership with Baker Petrolite
Corporation,  a division of Baker Hughes Incorporated.   The  Company
received gross proceeds of $27.6 million from the sale.  No  gain  or
loss   was  recognized  on  the  sale.   Included  in  the  Company's
consolidated results are revenues of $36.4 million and operating income of $1.0 million related to the operations of Rouseville and Bareco in 2000.

Excel

             Net sales, all of which were to the Lubricants and Consumer Products segment, were $49.7 million and $142.2 million for the quarter and nine months ended September 30, 2000, respectively. This compares to net sales of $33.5 million and $81.8 million for the same periods in 1999. The increase is primarily due to higher base oil prices resulting from higher crude oil prices. Other income for this segment for the quarter and nine months ended September 30, 2000 was $7.8 million and $19.6 million, respectively, compared to $1.9 million and $4.6 million for the same periods in 1999. Other income represents the earnings from the 50/50 partnership with Conoco Inc., which is recorded using the equity method of accounting. The increase
in  equity  income  reflects the higher base oil margins.   Operating
income from this segment for the quarter and nine months ended September 30, 2000 was $11.9 million and $31.0 million, respectively, compared to operating income of $4.4 million and $10.0 million for the same periods in 1999. The increase in operating income for the quarter and nine months ended September 30, 2000 was primarily due to higher base oil margins.

Corporate Administrative Expense

             Corporate administrative expense decreased $1.0 million to $16.5 million for the quarter ended September 30, 2000 compared to the same period in 1999. Corporate administrative expense decreased $6.8 million to $51.3 million for the nine months ended September 30, 2000, compared to the same period in 1999. The decrease for the nine months ended September 30, 2000 is primarily due to lower merger expenses.

Capital Resources and Liquidity

             Cash Flow. As of September 30, 2000, Pennzoil-Quaker State had cash and cash equivalents of $22.3 million. During the nine months ended September 30, 2000, cash and cash equivalents increased $2.2 million.
             For purposes of the condensed consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.
The decrease in cash flow from operating activities for the nine months ended September 30, 2000 compared to the same period in 1999 is primarily due to an increase in working capital caused by the effect of higher prices on accounts receivable and higher inventories.

             Debt  Instruments and Repayments. Pennzoil-Quaker  State
primarily utilizes its commercial paper programs to manage its cash flow needs. Pennzoil-Quaker State currently limits aggregate borrowings under its commercial paper programs to $600.0 million. Commercial paper borrowings totaling $361.2 million at September 30, 2000 and $242.6 million at December 31, 1999 have been classified as long-term debt. Such debt classification is based upon the
availability   of  long-term  credit  facilities  to  refinance   the
commercial paper and the Company's intent to maintain such commitments in excess of one year. The Company had three short-term variable-rate credit arrangements with banks at September 30, 2000. The Company currently limits its aggregate borrowings under these types of credit arrangements to $300.0 million. Outstanding borrowings were $55.5 million at September 30, 2000 and $16.0 million at December 31, 1999, and were classified as long-term debt. Such debt classification is also based on the availability of long-term credit facilities to refinance these arrangements and the Company's intent to maintain such commitments in excess of one year. The increase in short-term borrowings over December 31, 1999 is primarily due to increased accounts receivable, higher inventories and acquisitions made during 2000. The Company has a revolving credit facility with a group of banks that provides for up to $600.0 million of committed unsecured revolving credit borrowings through November 14, 2000, with any outstanding borrowings on such date being converted into a term credit facility terminating on November 14, 2001. The Company is currently negotiating an extension on the revolving facility. There were no borrowings outstanding under this revolving credit facility at September 30, 2000 or December 31, 1999.
             Pennzoil-Quaker State also maintains a revolving  credit
facility with a Canadian bank, which provides for up to $18.0 million of committed borrowings through October 28, 2001, with any outstanding borrowings on such date being converted into a term credit facility terminating on October 28, 2002. As of September 30, 2000 and December 31, 1999, borrowings under the Company's Canadian facility totaled $13.3 million and $13.8 million, respectively, and have been classified as long-term debt.
             Accounts Receivable. Pennzoil-Quaker State, through  its
wholly owned subsidiary Pennzoil Receivables Company ("PRC"), sells certain of its accounts receivable to a third party purchaser. PRC is a special limited purpose corporation and the assets of PRC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The Company renewed and increased the receivable sales facility during August 2000. The renewed facility provides for ongoing sales of $170.0 million (previously $160.0 million) through August 2001, at which time the Company intends to renew the facility. The Company's net accounts receivable sold under its receivable sales facility totaled $169.7 million and $153.1 million at September 30, 2000 and December 31, 1999, respectively.
             The  Company maintains a lube center receivable purchase
and sale agreement, which provides for the sale of certain notes receivable up to $275.0 million, through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation ("PLCAC"). In June 2000, the Company increased the aggregate purchase price limit from $220.0 million to $275.0 million. PLCAC is a Nevada corporation and the assets of PLCAC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. Through September 30, 2000, the Company has sold a total of $219.0 million of notes receivable under this agreement, of which $160.5 million were outstanding to the third party purchaser at September 30, 2000. Through December 31, 1999, the Company had sold a total of $186.9 million of notes receivable under this agreement, of which $153.2 million were outstanding to the third party purchaser at December 31, 1999.

Disclosures about Market Risk

             The Company's primary exposure to market risk includes changes in interest rates, commodity prices and foreign currency exchange rates.
             Pennzoil-Quaker State has approved a tactical hedging program to lock in refining margins on up to ninety percent of its production of certain refined fuel products through year-end 2000. Pursuant to this strategy, Pennzoil-Quaker State entered into several futures contracts in January 2000 and additional contracts in May 2000. Operating losses of $4.4 million and $11.3 million related to this program were recognized in net sales during the quarter and nine months ended September 30, 2000, respectively. The estimated fair value of the unrealized loss associated with the open futures contracts was $6.6 million at September 30, 2000.
             In April 2000, in conjunction with the purchase of two British automotive consumer products companies, the Company entered into a series of U.K. British pound forward swaps to hedge against foreign currency risk. The acquired contracts called for an April 26, 2000 swap of $17.3 million for British pounds of 10.9 million. The contracts settled on August 2, 2000, and no material gain or loss was recognized upon settlement. As of September 30, 2000, the Company had no foreign currency swaps outstanding.

Forward-Looking Statements - Safe Harbor Provisions

             This quarterly report on Form 10-Q of Pennzoil-Quaker State for the quarter and nine months ended September 30, 2000 contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. Where, in any forward-looking statements, Pennzoil-Quaker State expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.
            The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; competition in the motor oil and marketing business; base oil margins and supply and demand in the base oil business; the success and cost of advertising and promotional efforts; mechanical failure in refining operations; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

                                          PART I. FINANCIAL INFORMATION - continued
                                                        (UNAUDITED)

The following table shows revenues and operating income by segment and other components of income.

                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30                    September 30
                                                                 ----------------------------    ----------------------------
                                                                    2000             1999           2000             1999
                                                                 -----------      -----------    -----------      -----------
                                                                           (Dollar amounts expressed in thousands)

REVENUES
   Net sales
      Lubricants and Consumer Products                           $  502,439       $  465,952     $1,516,818       $1,446,226
      Base Oil and Specialty Products                               256,709          236,682        813,849          576,026
      Jiffy Lube                                                     83,951          101,078        250,845          331,507
      Excel (a)                                                      49,744           33,453        142,211           81,806
      Intersegment sales and other                                 (116,617)         (89,846)      (342,788)        (243,708)
                                                                 -----------      -----------    -----------      -----------
                                                                    776,226          747,319      2,380,935        2,191,857
                                                                 -----------      -----------    -----------      -----------

   Other income, net
      Lubricants and Consumer Products                                4,990            2,353         11,448            8,208
      Base Oil and Specialty Products                                 2,435            8,507         13,019           17,921
      Jiffy Lube                                                      3,366            1,994          7,478            2,771
      Excel                                                           7,843            1,920         19,585            4,561
      Other                                                           3,841           (1,753)         4,881           (3,402)
                                                                 -----------      -----------    -----------      -----------
                                                                     22,475           13,021         56,411           30,059
                                                                 -----------      -----------    -----------      -----------
   Total revenues                                                $  798,701       $  760,340     $2,437,346       $2,221,916
                                                                 ===========      ===========    ===========      ===========

OPERATING INCOME (LOSS)
   Lubricants and Consumer Products                              $   51,286       $   45,051     $  154,211       $  138,697
   Base Oil and Specialty Products                                   (5,800)         (13,485)       (29,019)         (28,710)
   Jiffy Lube                                                         7,921             (330)        18,797           (1,196)
   Excel                                                             11,859            4,382         30,997           10,001
   Other                                                              3,582           (5,622)          (916)           5,158
                                                                 -----------      -----------    -----------      -----------
        Total operating income                                       68,848           29,996        174,070          123,950

Corporate administrative expense                                     16,539           17,489         51,275           58,029
Restructuring charges                                                   -                -           34,405              -
Interest charges, net                                                24,334           20,143         69,576           58,965
                                                                 -----------      -----------    -----------      -----------
Income(loss)before income tax                                        27,975           (7,636)        18,814            6,956

Income tax provision (benefit)                                       21,106             (892)        17,272            9,617
                                                                 -----------      -----------    -----------      -----------

NET INCOME(LOSS)                                                 $    6,869       $   (6,744)    $    1,542       $   (2,661)
                                                                 ===========      ===========    ===========      ===========
RATIO OF EARNINGS TO FIXED CHARGES                                                                     1.16             1.10
                                                                                                 ===========      ===========

<F1>
(a)  All net sales amounts shown for Excel are eliminated in intersegment sales and other.  Income related to Excel is accounted for using the equity method.

                                          PART I. FINANCIAL INFORMATION - continued
                                                         (UNAUDITED)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30                      September 30
                                                               ------------------------------    ------------------------------
                                                                   2000              1999           2000               1999
                                                               ------------      ------------    ------------      ------------
OPERATING DATA
--------------

LUBRICANTS AND CONSUMER PRODUCTS
  Total revenues (in thousands):
      Lubricants                                              $   362,460       $   342,990     $ 1,084,778       $  1,054,040
      Consumer Products                                            81,722            71,560         265,874            238,779
      International                                                66,189            53,666         189,391            161,681
      Eliminations and other                                       (2,942)               89         (11,777)               (66)
                                                               ------------      ------------    ------------      ------------
           Total revenues                                     $   507,429       $   468,305     $ 1,528,266       $  1,454,434
                                                               ============      ============    ============      ============

  Operating income (in thousands):
      Lubricants                                              $    44,113       $    34,003     $   117,799       $     99,784
      Consumer Products                                             4,919             7,611          24,982             29,815
      International                                                 2,254             3,437          11,430              9,098
                                                               ------------      ------------    ------------      ------------
           Total operating income                             $    51,286       $    45,051     $   154,211       $    138,697
                                                               ============      ============    ============      ============

JIFFY LUBE
  Domestic systemwide sales (in thousands)                     $  307,394        $  279,818      $  888,605        $  809,386
  Same center sales(in thousands)                              $  288,146        $  272,246      $  827,277        $  783,377
  Centers open                                                      2,172             2,117           2,172             2,117

BASE OIL AND SPECIALTY PRODUCTS
  Shreveport raw materials processed (bbls per day)                46,553            50,025          40,547            47,191
  Shreveport average refiner's margin ($ per bbl)              $     2.87        $     2.75      $     2.79        $     3.38
  WTI Crude Oil                                                $    31.58        $    21.72      $    29.64        $    17.47


EXCEL
  Base oil production (barrels per day)                             9,763            10,010          10,024             8,790
  Average base oil margin ($ per barrel)                       $    21.49        $    14.09      $    19.60        $    16.41



                    PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits -

     12 Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2000 and 1999.

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



November 9, 2000

