Form 10-K405
period 2000-12-31
PENNZOIL QUAKER STATE CO
filed 2001-03-20
CIK 1068044

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

                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000          COMMISSION FILE NO. 1-14501

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $949.3 million as of January 31, 2001.

     Number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practicable date, January 31, 2001: Common Stock, par value $0.10 per share: 78,780,217.

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE COMPANY'S 2001 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT ON FORM 10-K).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS -- SAFE HARBOR PROVISIONS

     This annual report on Form 10-K of Pennzoil-Quaker State Company for the year ended December 31, 2000 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements (i) under the captions (a) "Lubricants and Consumer Products," (b) "Jiffy Lube" and
(c) "Supply Chain Investments" under "Item 1. Business and Item 2. Properties" and (ii) under the captions (a) "Results of Operations," (b) "Disclosures About Market Risk" and (c) "Capital Resources and Liquidity" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Where, in any forward-looking statement, Pennzoil-Quaker State Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     The following are some but not all of the factors that could cause actual results or events to differ materially from those anticipated: general economic, financial and business conditions; energy prices; competition in the motor oil marketing business; base oil margins and supply and demand in the base oil business; the success and costs of advertising and promotional efforts; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

                                     PART I

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES.

     Pennzoil-Quaker State Company (the "Company" or "Pennzoil-Quaker State") is a premier worldwide automotive consumer products company. The Company is engaged primarily in the manufacturing and marketing of lubricants and car care products and the franchising, ownership and operation of fast oil change centers. Pennzoil-Quaker State has strong brand-name recognition in key product categories such as motor oil with Pennzoil(R), Quaker State(R) and Wolf's Head(R), fast oil change centers with Jiffy Lube(R) and car care products with Slick 50(R), Rain-X(R), Blue Coral(R), Black Magic(R), Westley's(R), Medo(R), Axius(TM), Gumout(R), Fix-A-Flat(R), The Outlaw(R), Snap(R), Classic(R) car wax, Pennzoil Roadside(TM) Rescue(R) and others.

     Pennzoil-Quaker State is the result of the consolidation and separation on December 30, 1998 (the "Spin-off") of the lubricants and consumer products and fast oil change operations of Pennzoil Company and the acquisition by the Company of Quaker State Corporation ("Quaker State") in a merger transaction immediately following the Spin-off. See Note 4 of Notes to Consolidated Financial Statements for additional information.

     During 2000, the Company completed a strategic review of its manufacturing assets, including its refining assets and specialty industrial products businesses. During the review, it evaluated the strategic and financial advantages and disadvantages it derives from the vertical integration of its manufacturing and marketing capabilities. Based on the results of this review, the Company began to withdraw from the refining business and to dispose of its refineries and related assets. In February 2000, the Company ceased processing crude oil at its Rouseville, Pennsylvania refinery. In April 2000, the Company sold the wax processing facilities and related assets at the Rouseville refinery and its interest in the Bareco wax marketing partnership to Calumet Lubricants Company LP. In January 2001, the Company sold its share of Penreco, a specialty industrial products partnership with Conoco Inc. In January 2001, the Company announced that it was completing its exit from the refining business by entering into a letter of intent with Calumet for the sale of the Company's Shreveport, Louisiana refinery. Accordingly, Pennzoil-Quaker State's consolidated financial statements have been restated to present the net assets and results of operations of the Company's refining assets and specialty industrial products businesses as discontinued operations.

SEGMENT FINANCIAL INFORMATION

     Pennzoil-Quaker State's businesses are organized, managed and internally reported under three segments. The segments, which are based on differences in products and services, are (1) lubricants and consumer products, (2) Jiffy Lube and (3) supply chain investments. These segments have worldwide responsibility for virtually all of the Company's product lines.

     Transactions between reportable segments are recorded at market. Intersegment sales are from the supply chain investments segment to the lubricants and consumer products segment and from the lubricants and consumer products segment to the Jiffy Lube segment. The Company excludes interest expense and income tax expense or benefit from segment profit or loss. See Note 13 of Notes to Consolidated Financial Statements for additional segment financial information and for financial information about geographic areas.

                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                                 (EXPRESSED IN THOUSANDS)
                      NET SALES(1)
Lubricants and Consumer Products.........................  $1,998,804   $1,894,280   $  960,493
Jiffy Lube(2)............................................     331,899      423,413      322,704
Supply Chain Investments(3)..............................     166,827      118,375      110,904
Other....................................................         312          296          248
Intersegment Sales.......................................    (227,287)    (172,267)    (148,099)
                                                           ----------   ----------   ----------
                                                           $2,270,555   $2,264,097   $1,246,250
                                                           ==========   ==========   ==========
            OPERATING INCOME (LOSS)(1)(4)(5)
Lubricants and Consumer Products.........................  $  181,097   $  171,691   $   52,514
Jiffy Lube(2)............................................      23,591      (16,435)     (33,667)
Supply Chain Investments.................................      31,589       15,112       23,490
Charges Related to Asset Disposals and Other(6)..........      (9,472)     (10,544)      (8,099)
                                                           ----------   ----------   ----------
                                                              226,805      159,824       34,238
Corporate Administrative Expense(1)......................     108,330       81,808       45,096
Interest Expense(1)......................................      94,895       80,588       69,943
Income Tax Provision (Benefit)...........................      17,658        8,112      (36,994)
                                                           ----------   ----------   ----------
  Income (Loss) from Continuing Operations...............       5,922      (10,684)     (43,807)
Discontinued Operations:
  Loss from Operations, net of taxes.....................     (51,665)    (300,459)     (20,704)
  Estimated Loss on Disposal, net of taxes...............     (40,431)          --           --
                                                           ----------   ----------   ----------
          Net Loss.......................................  $  (86,174)  $ (311,143)  $  (64,511)
                                                           ==========   ==========   ==========


              IDENTIFIABLE ASSETS(1)(4)(7)
Lubricants and Consumer Products(6)......................  $1,720,769   $1,654,204   $1,696,580
Jiffy Lube(2)............................................     385,076      428,954      527,387
Supply Chain Investments.................................       5,082        8,549       11,794
Net Assets of Discontinued Operations....................      94,495       90,271      600,698
Other....................................................     569,272      526,114      253,379
                                                           ----------   ----------   ----------
                                                           $2,774,694   $2,708,092   $3,089,838
                                                           ==========   ==========   ==========
            DEPRECIATION AND AMORTIZATION(1)
Lubricants and Consumer Products.........................  $   59,555   $   58,832   $   23,709
Jiffy Lube(2)............................................      24,879       33,060       54,120
Other....................................................      11,636        8,570        4,361
                                                           ----------   ----------   ----------
                                                           $   96,070   $  100,462   $   82,190
                                                           ==========   ==========   ==========
                 CAPITAL EXPENDITURES(1)
Lubricants and Consumer Products.........................  $   43,803   $   23,785   $   23,739
Jiffy Lube...............................................      23,033       18,481       28,651
Other(8).................................................      11,655       28,338       17,598
                                                           ----------   ----------   ----------
                                                           $   78,491   $   70,604   $   69,988
                                                           ==========   ==========   ==========

---------------

(1) On December 30, 1998, the Company acquired Quaker State in a merger transaction. The increase in net sales and operating income for the lubricants and consumer products segment in 1999 was the result of the acquisition of Quaker State on December 30, 1998 and higher product sales volumes. The increase in net sales for the Jiffy Lube segment, corporate administrative expense and interest expense in 1999 was also the result of the acquisition of Quaker State.

(2) The decrease in net sales for the Jiffy Lube segment in 2000 was primarily due to the sale of company operated centers to franchisees. The decrease in operating income for the Jiffy Lube segment in 1999 is the result of $28.5 million of acquisition expenses and $5.4 million of other charges. The decrease in identifiable assets for the Jiffy Lube segment in 1999 compared to 1998 was the result of the sale of company owned stores to franchisees. In December 1998, the Jiffy Lube segment recorded a pretax charge of $29.6 million in depreciation and amortization expense to reflect the impairment of long-lived assets.

(3) All net sales amounts for the supply chain investments segment are eliminated in intersegment sales and other.

(4) In 2000, the Company changed its method of accounting for certain inventories from the last-in first-out (LIFO) method to the average cost method. Prior period financial statements have been restated to reflect this accounting change. The accounting change increased operating income for 2000 by $5.5 million and for 1999 by $5.2 million and decreased operating income for 1998 by $3.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations and "-- Capital Resources and Liquidity" and Note 2 of Notes to Consolidated Financial Statements for additional information.

(5) Total 2000 operating income includes $34.4 million in pretax charges related to the acquisition of Quaker State and $22.9 million in pretax charges associated with a general and administrative cost reduction effort recorded in corporate administrative expense. Total 1999 operating income includes $75.1 million in pretax charges related to the acquisition of Quaker State and $6.8 million in pretax charges for restructuring costs and other matters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" for additional information.

(6) In December 2000, the lubricants and consumer products segment recorded a pretax charge of $10.0 million related to the pending sales of two of the Company's blending and packaging plants. In December 1999, the lubricants and consumer products segment recorded a pretax charge of $13.9 million related to the closure of the Rouseville blending and packaging plant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements for additional information.

(7) Identifiable assets includes $2.1 million, $3.4 million and $8.3 million in equity method investments at December 31, 2000, 1999 and 1998, respectively.

(8) Other capital expenditures primarily consist of building leasehold upgrades.

     Narrative descriptions of these business segments follow, with emphasis on 2000 developments. Unless otherwise indicated by the context, references to the Company or Pennzoil-Quaker State include its subsidiaries.

LUBRICANTS AND CONSUMER PRODUCTS

     The Company's lubricants and consumer products segment manufactures and markets lubricants and other automotive aftermarket consumer products.

     LUBRICANTS. The Company manufactures and markets Pennzoil(R), Quaker State(R) and Wolf's Head(R) motor oil. The Company also manufactures and markets transmission fluids, gear lubricants and greases, as well as specialty lubricants designed for sport utility vehicles, marine craft, motorcycles and snowmobiles. These other lubricants are sold under the Pennzoil(R) and Quaker State(R) brand names and certain private label and proprietary brand names. The Company also markets automobile consumer products such as oil and air filters and antifreeze produced by third parties.

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

     Motor oils and lubricants are produced by the Company by blending additives and lubricant base oils in eleven domestic blending and packaging plants. These plants are located in Portland, Oregon; Vernon, California; Alameda, California; Shreveport, Louisiana (where two are located); Mundy's Corner, Pennsylvania; St. Louis, Missouri; Marion, Illinois; Newell, West Virginia; Vicksburg, Mississippi; and San Antonio, Texas. In 2000, the Company shut down its Rouseville, Pennsylvania blending and packaging plant in conjunction with the sale of the Rouseville wax processing facilities. In addition, as part of an ongoing initiative to streamline and merge manufacturing processes, the Company sold its Carson, California blending and packaging plant in December 2000 and has entered into negotiations with third parties to sell both its Alameda, California and San Antonio, Texas facilities. The Newell, West Virginia location is leased and the other locations are owned by the Company. Base oils processed by the Company's blending and packaging plants are purchased at prevailing market prices and supplied primarily by the supply chain investments segment and outside suppliers. Substantially all additives are purchased from outside suppliers.

     In December 2000, the Company completed the sale of substantially all of the net assets associated with its Viscosity Oil Division. The Viscosity Oil Division was engaged in the business of supplying technical support services and both branded and private label engine lubricants to North American off-road and agriculture equipment markets.

     At the end of 2000, the Company's lubricants were distributed domestically through 49 owned and operated distribution facilities in 25 states. The Company's products are also distributed through independent distributors and directly from third-party suppliers.

     The Company markets Pennzoil(R) and Quaker State(R) lubricants and consumer products in more than 90 countries outside of the United States through directly and indirectly wholly and partly owned subsidiary companies, joint ventures, licensees, distributors and jobbers. During 2000, the Company's largest national markets outside the United States (by total lubricant sales volume) were Canada, Mexico, Thailand, India and Indonesia. The Company's motor oil and other lubricants are blended and packaged by wholly owned subsidiaries of the Company in Australia, Bolivia and Spain, by a majority owned subsidiary in India, by joint ventures in Malaysia and Peru and by licensees in Indonesia, Mexico, the Philippines, Switzerland and Thailand.

     CONSUMER PRODUCTS. The Company manufactures and markets automotive polishes, car wash products and automotive air fresheners, and markets automobile engine and fuel treatments, automotive window shades, automotive glass treatments, tire inflators, seat covers, floormats and other automotive accessories.

     The Company's products are marketed under national brand names such as Slick 50(R), Rain-X(R), Blue Coral(R), Black Magic(R), Westley's(R), Medo(R), Axius(R), Gumout(R), Snap(R), Fix-A-Flat(R), The Outlaw(R), Classic(R) car wax, Pennzoil Roadside(TM) Rescue(R) and other proprietary brand names. The consumer products divisions of the Company are described below.

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

     The Axius division designs and markets automotive window sun protection products and automotive accessories. Axius purchases its automotive window sun protection and other accessory products from a variety of suppliers and distributes sunshades and other automotive accessories from a leased Moorpark, California facility. In March 2000, the Company completed the acquisition of certain assets of Sagaz Industries ("Sagaz"), a manufacturer and marketer of automobile seat covers, floor mats and cushions in North America. Sagaz was combined into the Company's Axius auto accessories business unit.

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

     Outside the United States, the Company's consumer products are manufactured by third parties in Australia, Mexico, France and in the United Kingdom.

JIFFY LUBE

     The Company provides fast automotive preventive maintenance services in the United States and Canada under the Jiffy Lube(R) name.

     As of December 31, 2000, 2,143 Jiffy Lube(R) service centers were open in metropolitan areas throughout the United States with a heavy concentration of centers in the northeastern and eastern part of the United States. Franchisees operated 1,663 of these service centers and the other 480 service centers were owned and operated by Jiffy Lube, including 20 franchised service centers and 46 company-operated service centers at Sears Auto Centers across the United States.

     Jiffy Lube's primary service is Jiffy Lube Signature Service(TM), which can generally be performed in 10 minutes or less, and which includes an oil change and oil filter replacement, chassis lubrication, checking and topping off windshield washer, transmission, differential and power steering fluid levels, vacuuming the interior and cleaning all exterior windows. All tires are inflated to proper levels, the battery fluid and engine coolant levels are checked, and the air filter and windshield wiper blades are inspected. Coolant replenishment is at an additional charge, as is replacement of air filters and wiper blades. A number of other authorized services and products, including Pennzoil-Quaker State products, are also available at Jiffy Lube(R) service centers at an additional cost. Pennzoil(R) and Quaker State(R) motor oils are the featured motor oils in company-operated service centers and in most franchise-operated centers. Pennzoil(R) and Quaker State(R) brands constituted approximately 88% of the lubricants used by Jiffy Lube in 2000.

     Jiffy Lube was ranked fourth in the world among all franchises in the 22nd Annual Franchise 500 (Entrepreneur, January 2001), rising from last year's ranking of number five. Jiffy Lube also maintained its first-place ranking among fast oil change centers in the Franchise 500 (Entrepreneur, January 2001). Entrepreneur also ranks Jiffy Lube the 11th fastest growing franchise in the world.

SUPPLY CHAIN INVESTMENTS

     This segment includes Pennzoil-Quaker State's equity investment in Excel Paralubes. The Company and Conoco are equal partners in Excel Paralubes, which operates a state-of-the-art base oil processing facility located adjacent to Conoco's refinery near Lake Charles, Louisiana. The facility is capable of producing 20,000 barrels per day of base oils. Excel Paralubes is an integral part of the Company's supply chain, providing a significant portion of high quality base oils needed to produce the Company's finished motor oils and other lubricating products. The segment results include the purchase of base oils from the partnership at market price and the subsequent intercompany sale to the lubricants and consumer products segment and the income from its equity investment in Excel Paralubes. Conoco operates the plant with support positions staffed primarily by Conoco. The Company purchases 50% of base oil production volume of Excel Paralubes at contract rates based on prevailing market prices.

COMPETITION

     The lubricants business is highly competitive. The major competitors of the Company and their principal brands of motor oil in the United States are Ashland Inc. (Valvoline(R)), Texaco Inc. (Havoline(R)), BP Amoco p.l.c. (Castrol(R)), and Exxon Mobil Corporation (Mobil(R)). The Company also competes with a number of independent blending and packaging companies. Outside of the United States, the Company also competes with major fuels marketers and state-owned petroleum companies. The principal methods of competition in the motor oil business are breadth of product portfolio, product quality, price, distribution capability, advertising and sales promotion. Some of the competitors, particularly the major integrated oil companies, have greater financial resources than the Company.

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

     The fast oil change business is highly competitive. Major competitors include Ashland Inc. through its Valvoline Instant Oil Change(R) centers. A large number of independent fast lube chains also compete with Jiffy Lube(R) on a regional or local basis. In addition to competing with other fast lube centers, Jiffy Lube(R) service centers compete with automobile dealers, service stations and garages. The principal methods of competition are quality of service, speed, location, warranty, price, convenience, reliability and sales promotion.

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

     The Company currently has approximately 159 patents and over 137 pending patent applications. The subject matter of these patents and patent applications include lubricants, synthetic lubricants, lubricant additives, automotive chemicals, various hydrocarbon and ester gel technologies, and automotive accessories.

RESEARCH AND DEVELOPMENT

     The Company's research and development division focuses on consumer products technology as a major area of growth for the corporation. Lubricants and base oil technology, packaging technology and quality development are also emphasized.

     As a result of the business-focused deployment of research and development, the Company launched more than twenty new products in 2000. One of these products, Quaker State(R) Higher Mileage Engine(TM) Motor Oil, was selected by the editors of "Popular Mechanics" to receive their product innovation award for 2000.

     The Company spent approximately $16.0 million on research activities and quality enhancement in 2000. The activities are carried out primarily in a 65,700 square foot facility at The Woodlands, Texas.

EMPLOYEES

     As of December 31, 2000 the Company and its subsidiaries had approximately 8,428 employees, of whom approximately 5,314 were full-time employees and approximately 3,114 were temporary and part-time employees. Approximately four percent of the Company's employees are represented by various labor unions. Collective bargaining agreements are in force with most of the unions.

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

     The Company is subject to a variety of state and federal Clean Air Act rules requiring air emission reductions from its operating units and products. Currently, the U.S. Environmental Protection Agency ("EPA"), the Ozone Transport Assessment Group ("OTAG"), Ozone Transport Region ("OTR") and several states are examining new standards and/or controls which could impose significant costs on the Company. The EPA recently adopted new, more stringent national ambient air quality standards for ozone and particulate matter, which would designate many more areas of the country as high pollution areas subject to additional regulatory controls, including possible fuel specification requirements. However, litigation over the new standards has rendered their implementation uncertain. The multi-state OTAG and OTR groups are developing lists of suggested controls to limit interstate ozone transport. The precise effect of these actions on the Company and other industrial companies is uncertain because most of the requirements will be implemented through EPA regulations to be issued over a period of years. However, current estimates indicate that expenditures associated with the installation of such equipment would not have a material effect on the Company's results of operations.

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

     From January 1998 through December 2000, capital outlays of approximately $2.0 million have been made by the Company with respect to environmental protection. There are no capital expenditures for environmental control facilities currently expected in 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity -- Environmental" for additional information.

     FRANCHISE MATTERS. Jiffy Lube is subject to, and devotes substantial efforts to compliance with, a variety of federal and state laws governing franchise sales and marketing and franchise trade practices. Although the regulatory environment differs by state, applicable laws and regulations generally require disclosure of business information in connection with the sale of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. Jiffy Lube seeks to comply with applicable regulatory requirements. However, given the scope of the Jiffy Lube business and the nature of franchise regulations, compliance problems can be encountered from time to time.

ITEM 3. LEGAL PROCEEDINGS.

     (a) BLUE CORAL. In May 1997, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class of persons who purchased wax, polish or protectant products sold by a number of defendants. The action names as defendants a number of car wax manufacturers, including Blue Coral, Inc., a subsidiary of the Company, and certain of its present and former officers. The complaint alleges that the defendants falsely advertised and marketed such products and seeks treble damages, attorneys' fees and costs for the class for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act and compensatory damages for alleged violations of the Ohio Consumer Sales Practices Act as well as for breach of express warranty. On January 5, 1999, the court certified a nationwide class consisting of all persons who purchased products marketed, produced or distributed as "car wax" by the defendants. While no class period has been specified by the court, the plaintiffs are seeking a class period dating back four years prior to the filing of the action. The Company is contesting this action vigorously.

     (b) IQ PRODUCTS. A lawsuit filed in June 1998 by IQ Products Company in United States District Court for the Southern District of Texas, Houston Division, claims Snap Products, Inc. and the Company, which purchased certain Snap Products, Inc. assets in 1997, violated the Lanham Act in connection with the manufacture and sale of Fix-a-Flat(R) tire sealant and inflator. The plaintiff claims that Snap Products and the Company (i) should have labeled the product as "flammable," as allegedly required by the Federal Hazardous Substances Act, and (ii) incorrectly advertised and labeled the product as containing a "non-explosive formula." Plaintiff's complaint seeks unspecified damages. In January 2001, the plaintiff filed a second lawsuit against the Company in the United States District Court for the Southern District of Texas, Houston Division, claiming that the Company has violated federal and Texas antitrust law in marketing its tire inflation and sealer products. The plaintiff seeks unspecified actual and trebled damages, attorneys' fees and interest. The Company is contesting these actions vigorously.

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

     (d) OTHER. The Company is involved in numerous lawsuits, primarily in Louisiana and West Virginia, involving asbestos and asbestos-containing products. The plaintiffs generally allege exposure to asbestos and asbestos-containing products while working on the premises of the premises defendants and strict liability and negligence actions against the premises' defendants, including the Company. In addition, the plaintiffs generally allege that asbestos-containing products sold, distributed and supplied by the other defendants in the lawsuits were defective and unreasonably dangerous and that those defendants were thus negligent in failing to warn the plaintiffs of these dangers. The Company is contesting these actions vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the quarter ended December 31, 2000.

ITEM S-K 401(b) EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Set forth below are the names and ages of the executive officers of Pennzoil-Quaker State Company (at March 8, 2001). Positions, unless otherwise specified, are with Pennzoil-Quaker State Company.

     CARLOS T. ALCANTARA (50)
     President -- International Operations

     AHMED ALIM (53)
     Senior Vice President and Chief Technology
     Officer

     DOUGLAS S. BOYLE (43)
     Group Vice President -- Lubricants

     LINDA F. CONDIT (53)
     Vice President and Corporate Secretary

     MARK S. ESSELMAN (44)
     Senior Vice President -- Human Resources

     ROBERT A. FALIVENE (41)
     Senior Vice President -- Supply Chain
     Development

     MARC C. GRAHAM (48)
     Group Vice President -- Jiffy Lube

     THOMAS P. KELLAGHER (44)
     Group Vice President and Chief Financial Officer

     MICHAEL J. MARATEA (56)
     Vice President and Controller

     JAMES L. PATE (65)(1)
     Chairman of the Board

     JAMES J. POSTL (55)(1)
     President and Chief Executive Officer

     MICHAEL P. SCHIEFFER (49)
     Vice President -- Administration

     JAMES W. SHADDIX (54)
     General Counsel

     PAUL B. SIEGEL (55)
     Vice President

     LAURIE K. STEWART (41)
     Vice President and Treasurer

     RUDOLPH R. WRABEL (44)
     President -- Consumer Products

---------------
(1) Director of Pennzoil-Quaker State Company and member of Executive Committee.

     (b) Positions, unless specified otherwise, are with Pennzoil-Quaker State Company.

     CARLOS T. ALCANTARA -- President -- International Operations division of the Company since August 1999. Vice President -- International Automotive Products Division of The Clorox Company from February 1999 to June 1999. Vice President -- Worldwide Business Development of The Clorox Company from June 1998 to January 1999. Vice President -- Latin American Division of The Clorox Company prior thereto.

     AHMED ALIM -- Senior Vice President and Chief Technology Officer since August 2000. Senior Vice President -- Research and Development from May 1999 to August 2000. Vice President -- Quality and Technology of Pizza Hut, Inc./Tricon Global Restaurants, Inc. from March 1996 to April 1999. Vice
President -- Technical Operations of Warner Lambert Company prior to August
1995.

     DOUGLAS S. BOYLE -- Group Vice President -- Lubricants since March 2001. President -- Lubricants division of the Company since February 2001. Vice President -- Innovation and Technology of Pepsi-Cola North America from November 1998 to February 2001. Vice President -- Marketing & Business
Development -- Fountain Division of Pepsi-Cola North America from March 1997 to November 1998 and Vice President -- Cola Marketing of Pepsi-Cola North America prior thereto.

     LINDA F. CONDIT -- Vice President and Corporate Secretary since December 1998. Vice President and Corporate Secretary of Pennzoil Company prior thereto. Vice President and Secretary of Pennzoil Products Company from March 1998 to December 1998.

     MARK S. ESSELMAN -- Senior Vice President -- Human Resources since August 1999. Vice President -- Human Resources and Communications of Great Lakes Chemical Corporation from August 1997 to July 1999. Vice President -- Human Resources in the Network Systems Division of USRobotics from August 1996 to April 1997. Vice President -- Human Resources of CompuCom Systems, Inc. prior thereto.

     ROBERT A. FALIVENE -- Senior Vice President -- Supply Chain Development since May 2000. Chief Procurement Officer -- Equiva Services, LLC from February 1998 to May 2000. Vice President -- Supply

Chain Management of PepsiCo Restaurants, Inc. from January 1996 to January 1998. Vice President -- North American SmartSourcing of PepsiCo Food System prior thereto.

     MARC C. GRAHAM -- Group Vice President -- Jiffy Lube since March 2001 and President -- Jiffy Lube International, Inc. since July 1999. Group Vice President -- Fast Lube Operations from July 1999 to March 2001. President of Paccar Automotive Inc. prior thereto.

     THOMAS P. KELLAGHER -- Group Vice President and Chief Financial Officer since February 2000. Senior Vice President -- Business Development from January 1999 to February 2000. Principal of McKinsey & Company, Inc. prior thereto.

     MICHAEL J. MARATEA -- Vice President and Controller since December 1998. Vice President and Controller of Pennzoil Company prior thereto. Controller of Pennzoil Products Company from March 1998 to December 1998.

     JAMES L. PATE -- Chairman of the Board since December 1998. Chief Executive Officer from December 1998 to June 2000. Chairman of the Board of Pennzoil Company from May 1994 to August 1999, and Chief Executive Officer of Pennzoil Company from May 1990 to December 1998. President of Pennzoil Company from March 1990 to December 1997. Chief Executive Officer of Pennzoil Products Company from October 1998 to December 1998 and President of Pennzoil Products Company from March 1998 to October 1998.

     JAMES J. POSTL -- Chief Executive Officer since June 2000. President since December 1998. Chief Operating Officer from December 1998 to June 2000. President of Pennzoil Products Company from October 1998 to December 1998. President of Nabisco Biscuit Company prior to February 1998.

     MICHAEL P. SCHIEFFER -- Vice President -- Administration since August 1999. Assistant Treasurer from December 1998 to August 1999. Assistant Treasurer of Pennzoil Company prior thereto.

     JAMES W. SHADDIX -- General Counsel since December 1998. General Counsel of Pennzoil Company prior thereto. Vice President of Pennzoil Products Company from March 1998 to December 1998.

     PAUL B. SIEGEL -- Vice President since December 1998. Senior Vice President -- Legal of Pennzoil Products Group prior thereto. Vice President of Pennzoil Products Company from March 1998 to December 1998.

     LAURIE K. STEWART -- Vice President and Treasurer since August 1999. Assistant Treasurer from December 1998 to July 1999. Manager -- Corporate Finance of Pennzoil Company from August 1996 to December 1998.
Manager -- Planning and International Finance of Pennzoil Company prior thereto. Assistant Treasurer of Pennzoil Products Company from March 1998 to December 1998.

     RUDOLPH R. WRABEL -- President -- Consumer Products division of the Company since July 2000. President -- Axius business unit of the Company from June 1999 to July 2000. President -- North America of Oral-B Laboratories from July 1998 to June 1999. General Manager -- Australia, New Zealand and the South Pacific of Oral-B Laboratories from July 1997 to June 1998. Vice President -- Sales of Oral-B Laboratories prior thereto.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

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

                                             2000                         1999
                                  --------------------------   ---------------------------
                                   MARKET PRICE                 MARKET PRICE
                                  --------------               ---------------
QUARTER ENDED                      HIGH     LOW    DIVIDENDS    HIGH     LOW     DIVIDENDS
-------------                     ------   -----   ---------   ------   ------   ---------
March 31........................  $11.88   $8.38    $0.1875    $16.50   $11.88    $.1875
June 30.........................  $12.50   $9.44    $0.1875    $15.44   $11.06    $.1875
September 30....................  $13.25   $9.75    $0.1875    $15.38   $12.31    $.1875
December 31.....................  $12.94   $9.00    $0.1875    $12.94   $ 8.50    $.1875

     The closing sales price for the common stock of Pennzoil-Quaker State on December 29, 2000 was $12.875 as reported on the New York Stock Exchange (consolidated transactions reporting system), the principal market in which the common stock is traded.

     As of December 31, 2000, Pennzoil-Quaker State had 18,142 record holders of its common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected financial data for the five years indicated.

                                                       AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                                -------------------------------------------------------
                                                  2000       1999       1998       1997        1996
                                                --------   --------   --------   --------   -----------
                                                   (EXPRESSED IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues from continuing operations(1)........  $2,319.4   $2,282.2   $1,269.0   $1,245.9    $1,190.1
Income (loss) from
  Continuing operations(2)(3).................  $    5.9   $  (10.7)  $  (43.8)  $  (12.1)   $  (14.2)
  Discontinued operations(4)
     Income (loss) from operations, net of
       tax....................................  $  (51.7)  $ (300.4)  $  (20.7)  $  (10.4)   $    8.7
     Estimated loss on disposal, net of tax...     (40.4)        --         --         --          --
                                                --------   --------   --------   --------    --------
          Net loss............................  $  (86.2)  $ (311.1)  $  (64.5)  $  (22.5)   $   (5.5)
Basic and diluted earnings (loss) per share
  Continuing operations.......................  $   0.07   $  (0.14)  $  (0.91)  $  (0.25)   $  (0.30)
  Discontinued operations
     Income (loss) from operations............     (0.66)     (3.86)     (0.43)     (0.22)       0.19
     Estimated loss on disposal...............     (0.51)        --         --         --          --
                                                --------   --------   --------   --------    --------
          Total...............................  $  (1.10)  $  (4.00)  $  (1.34)  $  (0.47)   $  (0.11)
Dividends per common share....................  $   0.75   $   0.75         --         --          --
Net assets of discontinued operations.........  $   94.5   $   90.3   $  600.7   $  724.3    $  592.2
Total assets..................................  $2,774.7   $2,708.1   $3,089.8   $1,581.0    $1,410.5
Total debt and capital lease obligations(5)...  $1,275.8   $1,100.4   $1,105.6   $  458.6    $  458.5
Total shareholders' equity....................  $  823.2   $  962.0   $1,352.6   $  277.3    $  278.5

---------------

(1) The increase in revenues for the year ended December 31, 2000 compared to the year ended December 31, 1999 was primarily due to an increase in lubricants prices resulting from a significant increase in base oil prices and higher equity income due to higher base oil margins partially offset by a decrease in sales volumes. The increase in revenues for the year ended December 31, 1999 compared to the year ended December 31, 1998 was primarily due to the acquisition of Quaker State Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

(2) The 2000 net income from continuing operations includes after-tax charges of $44.6 million ($73.6 million pretax). These charges include $10.0 million pretax charges related to the pending sales of two of the Company's blending and packaging plants, $34.4 million in pretax charges related to the acquisition of Quaker State, $22.9 million in pretax charges associated with a general and administrative cost reduction effort and $.2 million pretax charges for other matters. The 1999 net loss from continuing operations includes after-tax charges of $60.0 million ($95.8 million pretax). These charges include $75.1 million in pretax charges related to the acquisition of Quaker State, $13.9 million pretax charges associated with the closure of the Rouseville, Pennsylvania blending and packaging plant and $6.8 million pretax charges in restructuring costs and other matters. The 1998 net loss includes after-tax charges of $59.4 million ($93.5 million pretax). These charges include $10.6 million in pretax expenses related to the acquisition of Quaker State, $29.6 million in pretax charges for the impairment of fast lube assets required under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," $25.0 million in pretax charges associated with the voluntary withdrawal and reformulation of Fix-A-Flat(R) tire inflator products and $28.3 million in pretax charges for litigation settlement expenses, net loss on sales of assets and other matters. The 1997 net loss includes pretax charges of $22.0 million allocated to the Company by its former parent company. The 1996 net loss includes a pretax charge of $24.4 million for pre-operating expenses of Excel Paralubes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information related to 1998 through 2000.

(3) All years have been restated to reflect the 2000 change in inventory accounting method for certain products from the last-in, first-out (LIFO) method to the average cost method. The accounting change increased net income from continuing operations for 2000 by $3.3 million, or $.04 per diluted share, increased net income from continuing operations for 1999 by $3.1 million, or $.04 per diluted share, decreased net income from continuing operations for 1998 by $2.1 million, or $.04 per diluted share, decreased net income from continuing operations for 1997 by $0.8 million, or $.02 per diluted share, and decreased net income from continuing operations for 1996 by $3.7 million, or $.08 per diluted share. See Note 2 of Notes to Consolidated Financial Statements for additional information.

(4) Discontinued operations includes an income tax provision (benefit) of ($60.1) million, ($196.2) million, ($13.5) million, ($6.8) million and $5.7 million for the years 2000, 1999, 1998, 1997 and 1996, respectively. See
    Note 14 of Notes to Consolidated Financial Statements for additional information.

(5) Includes current maturities of long-term debt and current portion of capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the Segment Financial Information included in Item 1. Business and Item
2. Properties and the Consolidated Financial Statements beginning on page F-3 for additional information.

     Pennzoil-Quaker State Company is the result of the consolidation and separation on December 30, 1998 of the lubricants and consumer products and fast lube operations of Pennzoil Company and the acquisition by the Company of Quaker State in a merger transaction immediately following the separation.

     Results of operations for Pennzoil-Quaker State do not include Quaker State's results prior to the acquisition. In addition, operating results in 1998 include certain affiliated charges for interest and services provided by Pennzoil Company to Pennzoil-Quaker State that were not incurred by Pennzoil-Quaker State in 1999 and 2000.

     In 2000, the Company recorded a $22.9 million charge associated with a general and administrative cost reduction effort. The charge related to each operating segment is as follows: lubricants and consumer products -- $11.0 million; Jiffy Lube -- $1.0 million; other -- $10.9 million. The Company is reducing the number of employees and consolidating office space in order to reduce general and administrative expenses. The restructuring is expected to be completed by the end of 2001. These charges primarily included severance for approximately 400 administrative and operational employees and the accrual of future lease obligations and restoration costs of office space in Houston. Also included in the charges was the write-off of obsolete information technology assets. Severance payments for the former employees are expected to be paid out over a minimum period of two months and a maximum period of up to two years. For the year ended December 31, 2000, approximately 400 employees had been terminated as a result of workforce reductions pursuant to the general and administrative cost reduction plan. The accrued liability balance was reduced by $4.4 million through December 31, 2000 as a result of the severance expenses paid, and the remaining accrual at December 31, 2000 totaled $13.8 million.

     In 2000, the Company changed its method of accounting for inventories, including base oils, lubricants, polishes, waxes and air fresheners, from the last-in, first-out (LIFO) method to the average cost method. See Note 2 of Notes to Consolidated Financial Statements for additional information. In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", prior period financial statements have been restated to reflect this accounting change. The accounting change increased net income from continuing operations for the year ended December 31, 2000 by $3.3 million or $.04 per diluted share, increased net income from continuing operations for the year ended December 31, 1999 by $3.1 million, or $.04 per diluted share, and decreased net income from continuing operations for the year ended December 31, 1998 by $2.1 million, or $.04 per diluted share.

RESULTS OF OPERATIONS

     2000 COMPARED WITH 1999

     The Company had net sales of $2,270.6 million for 2000, an increase of $6.5 million, or 0.3%, from 1999. Net sales increased by 5.5% in the lubricants and consumer products segment and by 41% in the supply chain investments segment. Net sales in the Jiffy Lube segment decreased 22%, reflecting fewer company-operated service centers in operation during 2000.

     Net income from continuing operations was $5.9 million for 2000 compared to a net loss of $10.7 million for 1999. Results from continuing operations for 2000 included pretax charges of $73.6 million. Included in these charges were $10.0 million related to the pending sales of two of the Company's blending and packaging plants, $34.4 million of costs associated with the Company's acquisition of Quaker State, $29.0 million in charges associated with a general and administrative cost reduction effort and $0.2 million charges for other matters. Excluding these items, net income from continuing operations was $50.5 in 2000.

     Results from continuing operations for 1999 included pretax charges of $95.8 million. Included in these charges were $75.1 million due to costs associated with the Company's acquisition of Quaker State, $13.9 million due to costs associated with the closure of the Rouseville, Pennsylvania blending and packaging plant and $6.8 million in restructuring costs and other matters. Excluding these items, net income from continuing operations was $49.4 million in 1999.

     LUBRICANTS AND CONSUMER PRODUCTS. Net sales for the lubricants and consumer products segment in 2000 were $1,998.8 million compared to net sales of $1,894.3 million for 1999. The 5.5% increase in net sales from 1999 to 2000 was primarily due to higher international and consumer product sales volumes and higher average lubricant product prices. Operating income from this segment was $181.1 million for 2000 compared to $171.7 million for 1999. Operating income in 2000 was reduced by $20.5 million of expenses associated with the acquisition of Quaker State compared to $25.7 million of such expenses in 1999. Excluding these acquisition expenses, operating income was $201.6 million in 2000, an increase of $4.2 million, or 2.2%, over 1999.

     JIFFY LUBE. Net sales recorded by the Jiffy Lube segment decreased 22% for 2000 compared to 1999. The decrease in net sales was primarily due to the sale of company-operated centers to franchisees. Net sales reported by the Jiffy Lube segment consist of sales revenues from company-operated service centers, franchise fees, royalty revenues and rental income. System-wide sales increased $85.2 million to $1,185.7 million for 2000 compared to $1,100.5 million for 1999 as a result of an increased number of service centers open and an increase in the average ticket price. System-wide average ticket prices increased to $40.23 in 2000 compared with $37.49 in 1999, as customers continue to take advantage of additional authorized services and products available at service centers. There were 2,143 service centers (including 480 company-operated service centers) open in the United States as of December 31, 2000. Jiffy Lube reported operating income of $23.6 million during 2000 compared to an operating loss of $16.4 million in 1999. Included in 2000 and 1999 results are charges of $4.3 million and $33.9 million, respectively, for acquisition, legal and other expenses. Excluding these charges, operating income totaled $27.9 million in 2000 compared to $17.5 million in 1999. The increase in operating income in 2000 is due primarily to higher rent and royalty income and lower selling, general and administrative costs.

     During 2000, the Jiffy Lube segment acquired six centers for $4.3 million in cash. Five real estate sites were acquired for $1.4 million in cash and a note payable of $0.1 million. During 2000, the Jiffy Lube segment sold 36 centers for $3.6 million in cash and $1.1 million in notes issued and 19 real estate sites for $6.1 million in cash and $0.2 million in notes issued. In addition, 38 centers were closed during 2000, some of which were closed as a result of overlapping trade areas with various stores added as a result of the Q-Lube conversion.

     SUPPLY CHAIN INVESTMENTS. Net sales for the supply chain investments segment, all of which were to the Company's lubricants and consumer products segment, were $166.8 million in 2000, compared to net sales of $118.4 million for 1999. The 41% increase in net sales for 2000 compared to 1999 was primarily due to higher base oil prices. Other income for this segment for 2000 was $18.9 million compared to $7.3 million for 1999. Other income represents the earnings from the Excel Paralubes partnership with Conoco, which is recorded using the equity method of accounting. The increase in equity income also reflects increased margins due to higher base oil prices relative to supply costs. Operating income from this segment was $31.6 million for 2000 compared to $15.1 million in 1999. The increase in operating income was primarily due to higher base oil margins.

     OTHER. Other operating income in 2000 was $0.5 million, compared to $3.4 million in 1999. The decrease in 2000 compared to 1999 was primarily due to lower income from the Company's captive insurance subsidiary.

     CORPORATE ADMINISTRATIVE EXPENSE. Corporate administrative expenses in 2000 were $108.3 million compared to $81.8 million in 1999. The increase in 2000 compared to 1999 is primarily due to charges associated with a general and administrative cost reduction effort, partially offset by lower merger related expenses.

     1999 COMPARED WITH 1998

     The Company had net sales of $2,264.1 million for 1999, an increase of $1,017.8 million, or 82%, from 1998.

     Net loss from continuing operations was $10.7 million for 1999 compared to a net loss from continuing operations of $43.8 million in 1998. Results from continuing operations for 1999 included pretax charges of $95.8 million. Included in these charges were $75.1 million due to costs associated with the Company's acquisition of Quaker State, $13.9 million due to costs associated with the closure of the Company's blending and packaging plant and $6.8 million in restructuring costs and other matters. Excluding these items, net income from continuing operations was $49.4 million.

     Results from continuing operations for 1998 included pretax charges of $93.5 million. Included in these charges were $10.6 million in pretax expenses related to the acquisition of Quaker State, $29.6 million in charges for the impairment of Jiffy Lube assets required under SFAS No. 121, $25.0 million associated with the voluntary withdrawal and reformulation of Fix-A-Flat(R) tire inflator products and $28.3 million in charges for litigation settlement expenses, net loss on sales of assets and other matters. Excluding these items, the Company's net loss from continuing operations was $15.6 million in 1998. See
Note 2 and Note 4 of Notes to Consolidated Financial Statements for additional information.

     LUBRICANTS AND CONSUMER PRODUCTS. Net sales for the lubricants and consumer products segment in 1999 were $1,894.3 million compared to net sales of $960.5 million for 1998. The 97% increase in net sales from 1998 to 1999 was primarily due to the acquisition of Quaker State and higher lubricating product sales volumes. Operating income from this segment was $171.7 million for 1999 compared to $52.5 million in 1998. Operating income in 1999 included $25.7 million of expenses associated with the acquisition of Quaker State. Operating income in 1998 included charges of $25.0 million associated with the voluntary withdrawal and reformulation of Fix-A-Flat(R) tire inflator products and $14.2 million for impairments, write-offs and other charges. Excluding these charges, operating income was $197.4 million in 1999, an increase of $105.7 million, or 115%, over 1998. Operating income increased primarily due to the acquisition of Quaker State.

     JIFFY LUBE. Net sales recorded by the Jiffy Lube segment increased 31% for 1999 compared to 1998. The increase in net sales was due primarily to an increase in the number of service centers resulting from the addition of Quaker State's Q Lube operations. Net sales reported by the Jiffy Lube segment consist of sales revenues from company-operated service centers and franchise fees, royalty revenues, rental income and proceeds from automotive product sales to franchisee operated service centers. System-wide sales increased $282.9 million to $1,100.5 million for 1999 compared to $817.6 million for 1998 as a result of an increased number of service centers open and an increase in the average ticket price. System-wide average ticket prices increased to $37.49 in 1999 compared with $36.71 in 1998, as customers continue to take advantage of additional authorized services and products available at service centers. There were 2,144 service centers (including 549 company-operated service centers) open as of December 31, 1999.

     The Jiffy Lube segment reported an operating loss of $16.4 million during 1999 compared to an operating loss of $33.7 million during 1998. Included in 1999 and 1998 results are charges of $33.9 million and $44.4 million, respectively, for impairments, acquisition expenses, legal expenses and other liabilities. Excluding these charges, operating income totaled $17.5 million in 1999 compared to $10.7 million in 1998. The increase in operating income in 1999 over 1998 is primarily due to the addition of Quaker State's Q Lube operations.

     During 1999, the Jiffy Lube segment acquired 32 centers for cash of $26.2 million and sold 423 Q Lube(R) and Jiffy Lube(R) service centers for cash of $76.0 million and $6.1 million in notes issued. In addition, 71 Q Lube(R) and 49 Jiffy Lube(R) centers were closed during the year.

     SUPPLY CHAIN INVESTMENTS. Net sales for the supply chain investments segment, all of which were to the Company's lubricants and consumer products segment, were $118.4 million in 1999 compared to net sales of $110.9 million for 1998. The 6.7% increase in net sales from 1999 to 1998 was primarily due to higher base oil prices and higher volumes. Other income for this segment for 1999 was $7.3 million compared to $16.4 million for 1998. The decrease in other income was primarily due to the effects of higher feedstock costs in 1999. Operating income from this segment was $15.1 million for 1999 compared to $23.5 million in 1998. The decrease in operating income was primarily due to lower base oil margins, partially offset by higher volumes.

     OTHER. Other operating income in 1999 was $3.4 million, compared to a loss of $8.1 million in 1998. The increase in 1999 compared to 1998 was primarily due to higher income from the Company's captive insurance subsidiary.

     CORPORATE ADMINISTRATIVE. Corporate administrative expenses in 1999 were $81.8 million compared to $45.1 million in 1998. The increase in 1999 compared to 1998 is primarily due to the addition of Quaker State and the related acquisition costs.

DISCONTINUED OPERATIONS

     The Company's after-tax loss from discontinued operations was $51.7 million ($85.4 million pretax), $300.5 million ($496.6 million pretax) and $20.7 million ($34.2 million pretax) for the years ended December 31, 2000, 1999, and 1998, respectively. The Company's estimated after-tax loss on disposal of discontinued operations was $40.4 million ($66.8 million pretax) in 2000. See Note 14 of Notes to Consolidated Financial Statements for additional information.

     During 2000, the Company completed a strategic review of its manufacturing assets, including its refining assets and speciality business. During the review, it evaluated the strategic and financial advantages and disadvantages it derives from the vertical integration of its manufacturing and marketing capabilities. Based on the results of this review, the Company began to withdraw from the refining business and to dispose of its refineries and related assets. In February 2000, the Company ceased processing crude oil at its Rouseville, Pennsylvania refinery. In April 2000, the Company sold the wax processing facilities and related assets at the Rouseville refinery and its interest in the Bareco wax marketing partnership to Calumet. In January 2001, the Company sold its share of Penreco, a specialty industrial products partnership with Conoco. In January 2001, the Company announced that it was completing its exit from the refining business by entering into a letter of intent with Calumet for the sale of the Company's Shreveport, Louisiana refinery. The sale is expected to be completed in the second quarter of 2001. Accordingly, the net assets and results of operations of the Company's refining assets and specialty industrial products businesses, including the Shreveport and Rouseville refineries and the Penreco partnership, have been combined and reported as discontinued operations in the accompanying financial statements. In connection with the pending Shreveport refinery disposition, the Company recorded a pretax charge of $138.1 million related to asset impairments and liabilities incurred, including environmental, contract buyout, severance and other costs.

     In 1999, the Company recorded a pretax charge of $445.9 million under SFAS No. 121 to reflect the write-down of its Rouseville and Shreveport refineries. In connection with the above action, the Company also accrued $34.1 million in additional expenses related to sale and closure of the Rouseville refinery. These additional expenses included (a) $7.3 million in severance costs (b) $12.0 million in environmental costs for cleanup and removal of tanks and equipment and (c) $14.8 million in other disposal costs.

DISCLOSURES ABOUT MARKET RISK

     Pennzoil-Quaker State is exposed to market risk, including adverse changes in interest rates, commodity prices and foreign currency exchange rates. See
Note 2, Note 5, Note 10 and Note 11 of the Notes to Consolidated Financial Statements.

     INTEREST. At December 31, 2000, the fair value of the Company's long-term debt, including commercial paper and short-term variable rate credit agreements, was estimated to be $1,059.4 million using quoted market prices or, where such prices were not available, discounted future cash flows based on estimated year-end interest rates of debt with the same remaining average maturities and credit quality. The carrying amount of the long-term debt at December 31, 2000 exceeded its fair value by $148.8 million. A hypothetical 10 percent adverse change in market interest rates relative to the aforementioned securities would not have had a material effect on the Company's results of operations for the fiscal year ended December 31, 2000.

     At December 31, 2000, the fair value of the Company's notes receivable was estimated to be $46.3 million using discounted future cash flows based on estimated year-end interest rates at which similar loans have been made to borrowers with similar credit ratings for the same remaining maturities. The carrying amount of the notes receivable at December 31, 2000 exceeded its fair value by $5.2 million. A hypothetical 10 percent adverse change in market interest rates relative to the aforementioned securities would not have had a material effect on the Company's results of operations for the fiscal year ending December 31, 2000.

     HEDGING ACTIVITIES. Pennzoil-Quaker State enters into forward exchange contracts and options to hedge the impact of foreign currency fluctuations on certain monetary liabilities and commitments denominated in foreign currencies. The purpose of entering into these hedges is to minimize the impact of foreign currency fluctuations on the results of operations. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. There were no outstanding forward currency contracts at December 31, 2000 and 1999 and unrealized gains at December 31, 1998 were not material.

     In 1998, the Company entered into four interest rate locks, based upon the 30-year Treasury rate, to lock-in interest rates for future issuances of long-term indebtedness. The hedge contracts matured in March 1999 when the Company issued $400.0 million of 30-year debentures. The total loss of $2.1 million on the interest rate hedges was treated as an adjustment to the issue price of the debentures, effectively creating a discount that is being amortized over the life of the borrowings.

     In connection with the issuance of $150.0 million of two-year fixed rate notes in December 2000, Pennzoil-Quaker State entered into a fixed to floating interest rate swap to maintain its mix of variable rate versus fixed rate debt. The Company designated the swap as a fair value hedge. If the swap were terminated at December 29, 2000, the Company would have received $1.3 million from the swap counterparty.

INTEREST CHARGES, NET

     Interest charges, net, for the Company increased $14.3 million, or 18%, for the year ended December 31, 2000 compared to the same period in 1999. The increase was primarily due to an increase in average long-term debt and interest rates.

     Interest charges, net, increased $10.6 million, or 15%, in 1999 compared to 1998. The increase was primarily due to an increase in average long-term debt outstanding for a full twelve month period as a result of the acquisition of Quaker State on December 30, 1998, partially offset by a decrease in interest rates.

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
                                                           (EXPRESSED IN THOUSANDS)
Interest expense........................................  $94,895   $80,588   $13,571
Affiliated interest charges.............................       --        --    56,372
                                                          -------   -------   -------
Interest charges, net...................................  $94,895   $80,588   $69,943
                                                          =======   =======   =======

CAPITAL RESOURCES AND LIQUIDITY

     LIQUIDITY. The Company's management believes that cash flow from operations will be sufficient to meet debt service and working capital needs during 2001. The initiatives undertaken by the Company to reduce inventory and sell non-strategic assets will improve the Company's cash flow over historical levels during 2001. In addition, the Company has sufficient availability under its credit facilities to fund working capital needs and capital expenditures if necessary. In the event of cash flow constraints, capital expenditures could be postponed to fund other obligations if required.

     CASH FLOW. The Company had cash and cash equivalents of $38.3 million, $20.2 million and $14.9 million at December 31, 2000, 1999 and 1998, respectively. Cash flow generated from operating activities before changes in operating assets and liabilities was $144.7 million, $133.8 million and $77.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's cash flow from continuing operations for the year ended December 31, 2000 increased $104.8 million compared to the same period in 1999, and cash flow from operations for the year ended December 31, 1999 increased $244.3 million compared to the same period in 1998. The increase in cash flow from continuing operations for the year ended December 31, 2000 compared to the same period in 1999 is primarily due to reductions in inventory levels and improved operating results. See Note 2 of Notes to Consolidated Financial Statements for additional information.

     CAPITAL EXPENDITURES. Capital expenditures were $78.5 million in 2000, $70.6 million in 1999 and $70.0 million in 1998. The 2001 capital budget for the Company is estimated to be approximately $70.0 million.

     ACCOUNTS RECEIVABLE. Current receivables include trade accounts and notes receivable and are net of allowances for doubtful accounts of $23.9 million and $18.8 million at December 31, 2000 and 1999, respectively. Long-term receivables consist of notes receivable and are net of allowances for doubtful accounts of $1.8 million at December 31, 2000 and $1.0 million at December 31, 1999.

     At December 31, 2000 and 1999, current receivables included notes receivable of $15.2 million and $19.9 million, respectively. Other assets included long-term notes receivable of $36.3 million at December 31, 2000 and $36.0 million at December 31, 1999. The long-term receivables are loans that are made to customers to enhance their operations. Each loan requires a promissory note between the customer and the Company, and most require payment of principal and interest. Similar to other incentive programs, sales agreements normally accompany the loans.

     Pennzoil-Quaker State, through its wholly owned subsidiary Pennzoil Receivables Company ("PRC"), sells certain of its accounts receivable to a third party. PRC is a special limited purpose corporation and its assets are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The receivables sales facility provides for ongoing sales of up to $170.0 million of accounts receivable. The facility expires in August 2001, and the Company is currently in the process of extending the facility for an additional year. The Company's net accounts receivable sold under this facility totaled $149.1 at December 31, 2000 and $153.1 million at December 31, 1999.

     The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $275.0 million to third parties through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation ("PLCAC"). The program is used to assist purchasers of the Company's lubricant products in obtaining favorable long-term financing. The lubricant customers are the primary obligors on the long-term loans. The cumulative sales amount limit was increased in June 2000 from $220.0 million to $275.0 million. The assets of PLCAC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The agreement terminates on March 13, 2004 or on the date on which the aggregate purchase price reaches $275.0 million. The Company's notes receivable sold under the agreement totaled $159.0 million as of December 31, 2000 and $153.2 million as of December 31, 1999.

     INVENTORY. The Company had inventory of $169.0 million and $197.1 million at December 31, 2000 and December 31, 1999, respectively. The 1999 balance has been restated to reflect the change in the Company's method of accounting for certain inventories including base oils, lubricants, polishes, waxes and air fresheners from the last-in, first-out (LIFO) method to the average cost method. The $28.1 million decrease in inventory was primarily due to the sale of facilities and inventory reduction initiatives.

     During 2000, 30% of the domestic lubricants inventory was liquidated as a result of an initiative to reduce overall lubricant and motor oil inventory levels. The Company began consolidating distribution centers in 2000 and utilizing new forecasting methods in order to decrease the amount of inventory on hand needed to meet customer needs.

     The planned disposition of the Company's remaining refining assets and specialty industrial products businesses in early 2001 will result in a significant change in the components of the Company's inventory. The Company will no longer purchase crude oil for refining and will not carry crude oil or fuels in inventory. The remaining inventories will be base oils, lubricants and consumer products.

     CREDIT FACILITIES AND OTHER DEBT. Prior to December 2000, Pennzoil-Quaker State primarily used its commercial paper program to manage its cash flow needs. During December 2000, the Company began using its revolving credit agreement in place of the commercial paper program. Borrowings under commercial paper facilities totaled $57.7 million at December 31, 2000. The average interest rate applicable to outstanding commercial paper was 6.8% during 2000 and 5.6% during 1999.

     The Company has a revolving credit facility with a group of banks that provides for up to $450.0 million of committed unsecured revolving credit borrowings through December 13, 2001, with any outstanding borrowings on such date being converted into a term credit facility terminating on December 13, 2002. The revolving credit facility contains a covenant relating to net worth, and the Company was in compliance as of December 31, 2000. There were borrowings of $195.0 million outstanding under this revolving credit facility at December 31, 2000 and no borrowings at December 31, 1999. The average interest rate applicable to borrowings under the revolving credit facility was 7.5% during 2000.

     The Company had a $50.0 million short-term variable-rate credit arrangement with a bank at year-end 2000. Outstanding borrowings were zero at December 31, 2000 and $16.0 million at December 31, 1999. The bank offering this credit arrangement does not have any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings. The average interest rate on borrowings under short-term variable rate credit facilities was 5.8% during 2000 and 5.3% during 1999.

     In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company's commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State's senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.4% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest. On March 2, 2001 Standard and Poor's lowered the senior unsecured debt rating for the Company's debt below investment grade. The notes are currently trading above 100% of face value plus accrued interest.

     In connection with the issuance of $150.0 million of two-year fixed rate notes in 2000, Pennzoil-Quaker State entered into a fixed to floating interest rate swap to maintain its mix of variable rate versus fixed rate debt. The Company designated the swap as a hedge. If the swap were terminated at December 29, 2000, the Company would have received $1.3 million from the swap counterparty. Under SFAS No. 133, the swap is designated as a hedge of the changes in the fair value of the fixed-rate debt attributable to changes in the market interest rates. Beginning January 1, 2001, the swap will be recognized at its fair value as an asset or liability in the Company's balance sheet and is marked to fair value through earnings. The interest-related changes in the debt's fair value are recognized in earnings.

     In March 1999, Pennzoil-Quaker State issued debt in the form of $200.0 million of 6 3/4% Notes due 2009 and $400.0 million of 7 3/8% Debentures due 2029. Net proceeds of $592.2 million from the Notes and Debentures were used to reduce the Company's outstanding commercial paper borrowing and short-term variable rate debt.

     A Canadian subsidiary of the Company has a revolving credit facility with two Canadian banks that provides for borrowings of up to US$18.0 million through October 28, 2001, with any outstanding borrowings on such date being converted into a term credit facility terminating on October 28, 2002. Outstanding borrowings under the credit facility totaled US$13.3 million at December 31, 2000 and US$13.8 million at December 31, 1999. The average interest rates applicable to amounts outstanding under the credit facility were 5.7% during 2000 and 4.9% during 1999.

     During 2000, a U.K. subsidiary of the Company entered into a revolving credit facility with a bank that provides for borrowings of up to US$20.9 million through July 26, 2002. Outstanding borrowings under the credit facility totaled US$17.4 million at December 31, 2000. The average interest rate applicable to amounts outstanding under the credit facility was 6.7% during 2000.

     See Note 5 of Notes to Consolidated Financial Statements for additional information regarding the Company's indebtedness and credit facilities.

     ASSET SALES. The Company has sold or entered into agreements to sell certain assets during 2000 and 2001. The Company received net proceeds from asset sales of $77 million in 2000, which were used to reduce indebtedness. The Company expects to receive in excess of $100 million in net proceeds from asset sales in 2001, which will be used to reduce indebtedness. See Note 5 and Note 14 of Notes to Consolidated Financial Statements for additional information.

     CLASSIFICATION OF BORROWINGS UNDER CREDIT FACILITIES. Because the Company's senior unsecured debt has been rated below investment grade by Standard & Poor's, each holder of a 8.65% Note has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest. As of December 31, 2000, $207.7 million of indebtedness under Pennzoil-Quaker State's commercial paper programs and 8.65% Notes due in 2002 has been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such short-term obligations and the Company's intent to maintain such commitments in excess of one year.

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

     Accrued environmental liabilities are summarized as follows:

                                                                  DECEMBER 31
                                                              -------------------
                                                               2000        1999
                                                              -------     -------
                                                                (IN THOUSANDS)
Current environmental liabilities
  Continuing operations.....................................  $   814     $   679
  Discontinued operations(1)................................    6,000       4,759
                                                              -------     -------
                                                                6,814       5,438
Long-term environmental liabilities
  Continuing operations.....................................   17,017      19,509
  Discontinued operations(1)................................   39,794      13,099
                                                              -------     -------
                                                               56,811      32,608
                                                              -------     -------
          Total.............................................  $63,625     $38,046
                                                              =======     =======

---------------

(1) The accrued environmental liabilities for discontinued operations remain with the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Pennzoil-Quaker State, together with the report thereon of Arthur Andersen LLP dated March 15, 2001 and the supplementary financial data specified by Item 302 of Regulation S-K, are set forth on pages F-1 through F-33 hereof. (See Item 14 for Index.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing under the captions "Nominees," "Directors with Terms Expiring in 2002 and 2003" and "Compliance with Section 16(a) of the Exchange Act" set forth within the section entitled "Election of Directors" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2001 Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Annual Report on Form 10-K.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information appearing under the captions "Director Remuneration" set forth within the section entitled "Election of Directors" and under the caption "Security Ownership of Certain Shareholders" set forth within the section entitled "Additional Information" and under the caption "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements and Supplementary Data.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Statement of Operations and Comprehensive
  Income....................................................  F-3
Consolidated Balance Sheet..................................  F-4
Consolidated Statement of Shareholders' Equity..............  F-5
Consolidated Statement of Cash Flows........................  F-6
Notes to Consolidated Financial Statements..................  F-7

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

(a)(3)  EXHIBITS.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           *3.1(a)       -- Restated Certificate of Incorporation of the Company
                            (filed as exhibit 4.2 to the Current Report on Form 8-K
                            of the Company filed on December 29, 1998 (File No.
                            001-14501) and incorporated herein by reference).
           *3.1(b)       -- Certificate of Designations of Series A Junior
                            Participating Preferred Stock of the Company (filed as
                            exhibit 3.1(b) to the Annual Report on Form 10-K of the
                            Company for the fiscal year ended December 31, 1999 (File
                            No. 001-14501) and incorporated herein by reference).
            3.2          -- By-Laws of the Company.
           *3.3          -- Form of Common Stock Certificate of the Company (filed as exhibit 3.5 to the Registration Statement on Form S-4 of
                            the Company (Registration No. 333-61541) and incorporated
                            herein by reference).
           *3.4          -- Rights Agreement dated as of December 18, 1998 between
                            the Company and The Chase Manhattan Bank (filed as
                            exhibit 1 to the Current Report on Form 8-K of the
                            Company filed on December 18, 1998 (File No. 001-14501)
                            and incorporated herein by reference).
           *4.1          -- Indenture, dated as of February 1, 1999 (the
                            "Indenture"), between the Company and Chase Bank of
                            Texas, National Association, as Trustee (filed as exhibit
                            4.1 to the Current Report on Form 8-K of the Company
                            filed on March 30, 1999 (File No. 001-14501) and
                            incorporated herein by reference).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           *4.2          -- Officer's Certificate dated as of March 30, 1999
                            delivered pursuant to Section 301 of the Indenture,
                            providing for the issuance of the Company's 6 3/4% Notes
                            due 2009 and 7 3/8% Debentures due 2029, including the
                            form of Note and Debenture (filed as exhibit 4.2 to the
                            Current Report on Form 8-K of the Company filed on March
                            30, 1999 (File No. 001-14501) and incorporated herein by
                            reference).
                         The Company is a party to several debt instruments under
                            which the total amount of securities authorized does not
                            exceed 10% of the total assets of the Company and its
                            subsidiaries on a consolidated basis. Pursuant to
                            paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the
                            Company agrees to furnish a copy of such instruments to
                            the Securities and Exchange Commission upon request.
           10.1          -- Amended and Restated Credit Agreement dated December 14,
                            2000 among the Company and the lenders named therein.
         +*10.2          -- Pennzoil-Quaker State Company 1998 Incentive Plan (filed as exhibit 4.3 to the Registration Statement of the
                            Company on Form S-8 (Registration No. 333-69837) and
                            incorporated herein by reference).
          *10.3(a)       -- Pennzoil-Quaker State Company 1999 Long-Term Performance
                            Incentive Program (filed as exhibit 10.3 to the Annual
                            Report on Form 10-K of the Company for the fiscal year
                            ended December 31, 1999 (File No. 001-14501) and
                            incorporated herein by reference).
           10.3(b)       -- Pennzoil-Quaker State Company 2000 Long-Term Performance
                            Incentive Plan.
         +*10.4          -- Form of Indemnification Agreement between Pennzoil-Quaker
                            State Company and directors and executive officers of the
                            Company (filed as exhibit 10.7 to the Registration
                            Statement of the Company on Form S-4 (Registration No.
                            333-61541) and incorporated herein by reference).
         +*10.5          -- Pennzoil-Quaker State Company Deferred Compensation Plan
                            (filed as exhibit 10.4 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.6          -- Pennzoil-Quaker State Company Medical Expenses
                            Reimbursement Plan (filed as exhibit 10.5 to the Annual
                            Report on Form 10-K of the Company for the fiscal year
                            ended December 31, 1998 (File No. 001-14501) and
                            incorporated herein by reference).
         +*10.7          -- Pennzoil-Quaker State Company Supplemental Disability
                            Plan (filed as exhibit 10.6 to the Annual Report on Form
                            10-K of the Company for the fiscal year ended December
                            31, 1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.8(a)       -- Pennzoil-Quaker State Company Salary Continuation Plan
                            (filed as exhibit 10.7 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).
          +10.8(b)       -- First Amendment to the Pennzoil-Quaker State Company
                            Salary Continuation Plan effective June 1, 2000.
         +*10.9          -- Pennzoil-Quaker State Company Supplemental Life Insurance
                            Plan (filed as exhibit 10.8 to the Annual Report on Form
                            10-K of the Company for the fiscal year ended December
                            31, 1998 (File No. 001-14501) and incorporated herein by
                            reference).
          +10.10         -- Pennzoil-Quaker State Company Executive Severance Plan,
                            as amended and restated effective June 1, 2000.

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
         +*10.11         -- Form of Pennzoil-Quaker State Company Supplemental
                            Medical and Retirement Benefits Agreement (filed as
                            exhibit 10.10 to the Annual Report on Form 10-K of the
                            Company for the fiscal year ended December 31, 1998 (File
                            No. 001-14501) and incorporated herein by reference).
          +10.12         -- Form of Pennzoil-Quaker State Company Benefits
                            Acceleration Agreement.
          +10.13         -- Consulting Agreement between the Company and James L.
                            Pate dated May 4, 2000.
          +10.14(a)      -- Amendment to Deferred Compensation Agreement between the
                            Company and James L. Pate dated May 4, 2000.
          +10.14(b)      -- Second Amendment to Deferred Compensation Agreement
                            between the Company and James L. Pate dated July 13,
                            2000.
         +*10.15         -- Employment Agreement between the Company and James J.
                            Postl (filed as exhibit 10.11 to the Annual Report on
                            Form 10-K of the Company for the fiscal year ended
                            December 31, 1998 (File No. 001-14501) and incorporated
                            herein by reference).
          +10.16(a)      -- Deferred Compensation Agreement between the Company and
                            James J. Postl dated May 4, 2000.
          +10.16(b)      -- First Amendment to Deferred Compensation Agreement
                            between the Company and James J. Postl dated July 13,
                            2000.
          +10.17         -- Benefits Agreement between the Company and James W.
                            Shaddix dated November 8, 1999.
           12            -- Computation of Ratio of Earnings to Fixed Charges for the
                            years ended December 31, 2000, 1999, 1998, 1997 and 1996.
           21            -- Subsidiaries of Pennzoil-Quaker State Company.
           23.1          -- Consent of Arthur Andersen LLP.
           23.2          -- Consent of PricewaterhouseCoopers LLP.
           24            -- Powers of Attorney.
           99.1          -- Consolidated Financial Statements of Excel Paralubes.
           99.2          -- Third Amendment to the Pennzoil-Quaker State Company
                            Savings and Investment Plan.
           99.3          -- Sixth Amendment to the Pennzoil-Quaker State Company
                            Savings and Investment Plan for Hourly Employees.
           99.4          -- Preferability Letter.

---------------

* Incorporated by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K.

     On November 30, 2000, Pennzoil-Quaker State filed a current report on Form 8-K with respect to the issuance of $150.0 million of 8.65% notes due 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PENNZOIL-QUAKER STATE COMPANY

                                          By:      /s/ JAMES J. POSTL
                                            ------------------------------------
                                               (James J. Postl, President and
                                                  Chief Executive Officer)

                                          Date: March 20, 2001

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                 /s/ JAMES J. POSTL                    Principal Executive Officer      March 20, 2001
-----------------------------------------------------    and Director
           (James J. Postl, President and
              Chief Executive Officer)


               /s/ THOMAS P. KELLAGHER                 Principal Financial and          March 20, 2001
-----------------------------------------------------    Accounting Officer
(Thomas P. Kellagher, Group Vice President and Chief
                 Financial Officer)


                HOWARD H. BAKER, JR.*         -)
               W. L. LYONS BROWN, JR.*         )
                 H. JOHN GREENIAUS*            )
                FORREST R. HASELTON*           )
                  BERDON LAWRENCE*             )-        A majority of the Directors
                   JAMES L. PATE*              )           of the Registrant            March 20, 2001
                  TERRY L. SAVAGE*             )
                  BRENT SCOWCROFT*             )
                  GERALD B. SMITH*             )
                  LORNE R. WAXLAX*            -)

             *By: /s/ MICHAEL J. MARATEA
  ------------------------------------------------
       (Michael J. Maratea, Attorney-In-Fact)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pennzoil-Quaker State Company:

     We have audited the accompanying consolidated balance sheet of Pennzoil-Quaker State Company (a Delaware corporation) and subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Excel Paralubes (a 50%-owned equity investee of Pennzoil-Quaker State Company), the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The Company's equity interest in the earnings of Excel Paralubes was $18.9 million, $7.3 million and $14.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The summarized financial data for Excel Paralubes contained in Note 3 are derived from the financial statements of Excel Paralubes. The financial statements of Excel Paralubes were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts and disclosures included for Excel Paralubes, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Pennzoil-Quaker State Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for certain inventories from the last-in, first-out method to the average cost method.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 15, 2001

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                            (EXPRESSED IN THOUSANDS EXCEPT FOR
                                                                    PER SHARE AMOUNTS)
REVENUES
  Net sales..............................................  $2,270,555   $2,264,097   $1,246,250
  Other income, net......................................      48,852       18,125       22,794
                                                           ----------   ----------   ----------
                                                            2,319,407    2,282,222    1,269,044
COSTS AND EXPENSES
  Cost of sales..........................................   1,509,679    1,499,906      852,041
  Selling, general and administrative....................     536,750      501,954      326,696
  Depreciation and amortization..........................      96,070      100,462       82,190
  Acquisition-related expenses (Note 4)..................      34,400       75,077       10,645
  Charges related to asset disposals (Note 2)............       9,952       13,910           --
  Taxes, other than income...............................      14,081       12,897        8,330
  Interest charges.......................................      94,895       80,588       13,571
  Affiliated interest....................................          --           --       56,372
                                                           ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX......................................      23,580       (2,572)     (80,801)
Income tax provision (benefit)...........................      17,658        8,112      (36,994)
                                                           ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS.................       5,922      (10,684)     (43,807)
DISCONTINUED OPERATIONS:
  Loss from operations, net of taxes.....................     (51,665)    (300,459)     (20,704)
  Estimated loss on disposal, net of taxes...............     (40,431)          --           --
                                                           ----------   ----------   ----------
NET LOSS.................................................  $  (86,174)  $ (311,143)  $  (64,511)
                                                           ==========   ==========   ==========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
  Continuing operations..................................  $     0.07   $    (0.14)  $    (0.91)
  Discontinued operations:
     Loss from operations................................       (0.66)       (3.86)       (0.43)
     Estimated loss on disposal..........................       (0.51)          --           --
                                                           ----------   ----------   ----------
     TOTAL...............................................  $    (1.10)  $    (4.00)  $    (1.34)
                                                           ==========   ==========   ==========

NET LOSS.................................................  $  (86,174)  $ (311,143)  $  (64,511)
Other comprehensive loss, net of tax:
  Foreign currency translation adjustment................        (421)       6,810       (1,506)
  Unrealized gain (loss) on investment in securities and
     other...............................................        (185)      (1,420)         925
                                                           ----------   ----------   ----------
  Total other comprehensive loss.........................        (606)       5,390         (581)
                                                           ----------   ----------   ----------
COMPREHENSIVE LOSS.......................................  $  (86,780)  $ (305,753)  $  (65,092)
                                                           ==========   ==========   ==========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                              (EXPRESSED IN THOUSANDS
                                                               EXCEPT SHARE AMOUNTS)
CURRENT ASSETS
    Cash and cash equivalents...............................  $   38,263    $   20,155
    Receivables.............................................     311,508       300,747
    Inventories.............................................     168,977       197,078
    Other current assets....................................      52,775        41,032
                                                              ----------    ----------
         TOTAL CURRENT ASSETS...............................     571,523       559,012
                                                              ----------    ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
    Lubricants and consumer products........................     360,851       355,579
    Jiffy Lube..............................................     368,153       384,509
    Other...................................................      98,062        70,595
                                                              ----------    ----------
         TOTAL PROPERTY , PLANT AND EQUIPMENT...............     827,066       810,683
    Less accumulated depreciation and amortization..........     350,932       332,797
                                                              ----------    ----------
         NET PROPERTY, PLANT AND EQUIPMENT..................     476,134       477,886
                                                              ----------    ----------
DEFERRED INCOME TAXES.......................................     280,813       264,752
OTHER ASSETS
    Goodwill and other intangibles..........................   1,139,413     1,107,988
    Other...................................................     212,316       208,183
                                                              ----------    ----------
                                                               1,351,729     1,316,171
                                                              ----------    ----------
NET ASSETS OF DISCONTINUED OPERATIONS.......................      94,495        90,271
                                                              ----------    ----------
TOTAL ASSETS................................................  $2,774,694    $2,708,092
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Current maturities of long-term debt....................  $   13,786    $   10,710
    Accounts payable........................................     141,068       127,860
    Payroll accrued.........................................      17,215        26,405
    Other current liabilities...............................     121,515       105,165
                                                              ----------    ----------
         TOTAL CURRENT LIABILITIES..........................     293,584       270,140
                                                              ----------    ----------
LONG-TERM DEBT, less current maturities.....................   1,194,426     1,026,153
CAPITAL LEASE OBLIGATIONS...................................      61,861        68,786
OTHER LIABILITIES...........................................     401,632       381,008
                                                              ----------    ----------
         TOTAL LIABILITIES..................................   1,951,503     1,746,087
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY
    Common stock, par value $0.10 per share -- authorized
     100,000,000 shares, issued and outstanding shares of
     78,778,032 at December 31, 2000 and 78,286,296 at
     December 31, 1999......................................       7,878         7,829
    Additional capital......................................   1,513,130     1,506,041
    Accumulated deficit.....................................    (692,372)     (547,385)
    Accumulated other comprehensive loss....................      (5,086)       (4,480)
    Common stock in treasury, at cost, 34,259 shares in
     2000...................................................        (359)           --
                                                              ----------    ----------
         TOTAL SHAREHOLDERS' EQUITY.........................     823,191       962,005
                                                              ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $2,774,694    $2,708,092
                                                              ==========    ==========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                               YEAR ENDED DECEMBER 31
                                           ---------------------------------------------------------------
                                                  2000                  1999                  1998
                                           -------------------   -------------------   -------------------
                                           SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
                                           ------   ----------   ------   ----------   ------   ----------
                                                              (EXPRESSED IN THOUSANDS)
COMMON STOCK, $0.10 par --
  Authorized 100,000 shares
  Balance, January 1.....................  78,286   $    7,829   77,620   $    7,762   47,847   $    4,785
     Acquisition of Quaker State
       Corporation.......................                   --       --           --   29,773        2,977
     Shares issued.......................     492           49      666           67       --           --
                                           ------   ----------   ------   ----------   ------   ----------
  Balance, December 31...................  78,778        7,878   78,286        7,829   77,620        7,762
                                           ------   ----------   ------   ----------   ------   ----------
ADDITIONAL CAPITAL
  Balance, January 1.....................            1,506,041             1,532,531               395,233
     Capital contribution from
       affiliate.........................                   --               (31,368)              412,448
     Acquisition of Quaker State
       Corporation.......................                   --                    --               724,850
     Shares issued.......................                7,089                 4,878                    --
                                                    ----------            ----------            ----------
  Balance, December 31...................            1,513,130             1,506,041             1,532,531
                                                    ----------            ----------            ----------
ACCUMULATED DEFICIT
  Balance, January 1.....................             (547,385)             (177,867)             (113,356)
     Net loss............................              (86,174)             (311,143)              (64,511)
     Dividends on common stock...........              (58,813)              (58,375)                   --
                                                    ----------            ----------            ----------
  Balance, December 31...................             (692,372)             (547,385)             (177,867)
                                                    ----------            ----------            ----------
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance, January 1.....................               (4,480)               (9,870)               (9,289)
     Foreign currency translation
       adjustment........................                 (421)                6,810                (1,506)
     Unrealized gain (loss) on investment
       in securities and other...........                 (185)               (1,420)                  925
                                                    ----------            ----------            ----------
     Other comprehensive income (loss)...                 (606)                5,390                  (581)
                                                    ----------            ----------            ----------
  Balance, December 31...................               (5,086)               (4,480)               (9,870)
                                                    ----------            ----------            ----------
COMMON STOCK IN TREASURY, at cost
  Balance January 1......................      --           --       --           --       --           --
     Shares acquired.....................    (125)      (1,311)      --           --       --           --
     Shares reissued.....................      91          952       --           --       --           --
                                           ------   ----------   ------   ----------   ------   ----------
  Balance December 31....................     (34)        (359)      --           --       --           --
                                           ------   ----------   ------   ----------   ------   ----------
TOTAL SHAREHOLDERS' EQUITY...............  78,744   $  823,191   78,286   $  962,005   77,620   $1,352,556
                                           ======   ==========   ======   ==========   ======   ==========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            ---------   ---------   ---------
                                                                (EXPRESSED IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss................................................  $ (86,174)  $(311,143)  $ (64,511)
  Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
     Depreciation and amortization........................     96,070     100,462      82,190
     Charges related to asset disposals...................      9,952      13,910          --
     Deferred income taxes................................    (45,060)   (191,184)    (50,987)
     Loss (gain) on sales of assets.......................     (7,680)      5,445      (2,883)
     Distributions from equity investees in excess of
       earnings...........................................     10,044       9,718      13,635
     Non-cash accruals....................................     10,912       1,373      47,312
     Other non-cash items.................................      4,370       8,582      18,171
     Loss from discontinued operations....................    152,224     496,627      34,221
     Change in operating assets and liabilities (Note
       2).................................................    (31,233)   (125,232)   (312,933)
                                                            ---------   ---------   ---------
          Net cash provided by (used in) operating
            activities....................................    113,425       8,558    (235,785)
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures....................................    (78,491)    (70,604)    (69,988)
  Acquisitions, net of cash acquired......................    (76,901)         --          --
  Proceeds from sales of assets...........................     49,424     105,741      24,230
  Other investing activities..............................     10,168      (9,878)     14,634
                                                            ---------   ---------   ---------
          Net cash provided by (used in) investing
            activities....................................    (95,800)     25,259     (31,124)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper and variable rate borrowings
     (repayments), net....................................   (200,869)   (229,835)    488,409
  Debt repayments.........................................     (8,953)   (376,109)     (8,405)
  Proceeds from issuances of debt.........................    370,074     600,655      13,457
  Proceeds from note payable to affiliate.................         --          --      25,622
  Payment of intercompany indebtedness to affiliated......         --      (7,324)   (369,962)
  Dividends paid..........................................    (58,813)    (58,375)         --
                                                            ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities....................................    101,439     (70,988)    149,121
                                                            ---------   ---------   ---------
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS........   (100,956)     42,427     123,555
NET INCREASE IN CASH AND CASH EQUIVALENTS.................     18,108       5,256       5,767
CASH AND CASH EQUIVALENTS, beginning of period............     20,155      14,899       9,132
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period..................  $  38,263   $  20,155   $  14,899
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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --

  General Policies --

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period items have been reclassified in the consolidated financial statements in order to conform with the current year presentation.

  Receivables --

     Current receivables include trade accounts and notes receivable and are net of allowances for doubtful accounts of $23.9 million and $18.8 million as of December 31, 2000 and 1999, respectively. Long-term receivables consist of notes receivable and are net of allowances for doubtful accounts of $1.8 million and $1.0 million as of December 31, 2000 and 1999, respectively.

     At December 31, 2000 and 1999, current receivables included notes receivable of $15.2 million and $19.9 million, respectively. Other assets included long-term notes receivable of $36.3 million at December 31, 2000 and $36.0 million at December 31, 1999.

     The Company's net accounts receivable sold under its receivables sales facility totaled $149.1 million at December 31, 2000 and $153.1 million at December 31, 1999. The accounts receivable are sold to a third party through the Company's wholly owned subsidiary, Pennzoil Receivables Company ("PRC"). PRC is a special limited purpose corporation and its assets are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The receivable sales facility provides for ongoing sales of up to $170.0 million of accounts receivable. The facility expires in August 2001, and the Company is currently in the process of extending the facility for an additional year.

     The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $275.0 million to third parties through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation ("PLCAC"). The program is used to assist purchasers of the Company's lubricants in obtaining favorable financing. The lubricants customers are the primary obligors on these long-term loans. The cumulative sales amount was increased in June 2000 from $220.0 million to $275.0 million. The assets of PLCAC are available solely to satisfy the claims of its own creditors and not

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES those of Pennzoil-Quaker State or its affiliates. The agreement terminates on March 13, 2004 or on the date on which the aggregate purchase price reaches $275.0 million. The Company's notes receivable sold under the agreement totaled $159.0 million and $153.2 million as of December 31, 2000 and 1999, respectively.

  Inventories --

     In 2000, Pennzoil-Quaker State changed its method of accounting for certain inventories, including base oils, lubricants, polishes, waxes and air fresheners from the last-in, first-out (LIFO) method to the average cost method. Consequently, all of the Company's inventories are now stated at average cost. Management believes that this change will more accurately measure operating results for its continuing operations by recognizing raw material price fluctuations as they occur on a moving average basis, reduce the cost of sales volatility that would be caused by pending inventory liquidations and adjust inventory balances to amounts that more closely reflect the inventories' current cost. In addition, the average cost method is the predominant method used in the consumer products industry.

     In accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes", prior period financial statements have been restated to reflect this accounting change. The accounting change increased net income from continuing operations for the year ended December 31, 2000 by $3.3 million or $.04 per diluted share, increased net income from continuing operations for the year ended December 31, 1999 by $3.1 million or $.04 per diluted share and decreased net income from continuing operations for the year ended December 31, 1998 by $2.1 million or $.04 per diluted share.

     Inventory components are summarized as follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Finished goods and work in process..........................  $130,646   $153,811
Raw materials and supplies..................................    38,331     43,267
                                                              --------   --------
          Total.............................................  $168,977   $197,078
                                                              ========   ========

  Property, Plant and Equipment and Depreciation and Amortization --

     Property, plant and equipment additions are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line or accelerated methods over estimated useful lives ranging from five to 20 years. Pennzoil-Quaker State capitalizes the interest cost associated with major construction projects based on the effective interest rate on aggregate borrowings. No interest was capitalized in 2000 or 1999. Interest capitalized in 1998 was $0.3 million.

     Property, plant and equipment is summarized as follows:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
Land........................................................   $  84,734     $  91,590
Building and improvements...................................     323,951       302,064
Automobiles, furniture and equipment........................     363,443       352,542
Construction in progress....................................      38,381        45,006
Other.......................................................      16,557        19,481
                                                               ---------     ---------
                                                                 827,066       810,683

Less: accumulated depreciation..............................    (350,932)     (332,797)
                                                               ---------     ---------
          Total.............................................   $ 476,134     $ 477,886
                                                               =========     =========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

  Impairment of Long-Lived Assets --

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of the asset with its expected future undiscounted cash flows without interest costs. If the asset carrying amount is less than such cash flow estimate, it is written down to its fair value. Estimates of expected future cash flows are to represent management's best estimate based on reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 121 is permanent and may not be restored. Due principally to the incurrence of operating losses at certain Jiffy Lube company-operated stores, an impairment totaling $29.6 million was recorded in depreciation and amortization expense with respect to such stores during 1998.

  Charges Related to Asset Disposals --

     SFAS No. 121 also requires that assets to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. During 1999, the Company completed a strategic review of its assets including blending and packaging plants. The Company recorded pretax charges of $10.0 million in 2000 and $13.9 million in 1999, respectively, to reflect the pending sales of two of the Company's other blending and packaging plants in 2001 and the impairment of its Rouseville blending and packaging plant related to its closure. The assets and results of operations related to the blending and packaging plants are included in the Lubricants and Consumer Products segment.

  Goodwill and Other Intangible Assets --

     Total goodwill as of December 31, 2000 and 1999 was $729.6 million and $687.4 million, respectively. Tradenames totaled $409.6 million and $420.6 million as of December 31, 2000 and 1999, respectively. Goodwill and tradenames are being amortized on a straight-line basis over periods ranging from twenty to forty years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. Amortization expense recorded in 2000, 1999 and 1998 was $39.7 million, $42.7 million and $14.1 million, respectively. Accumulated amortization as of December 31, 2000 and 1999 was $146.4 million and $119.7 million, respectively.

  Restructuring Charges --

     In 2000, the Company recorded a $22.9 million charge to accrue the costs associated with a general and administrative cost reduction effort. The charge related to each operating segment as follows: Lubricants and Consumer
Products -- $11.0 million; Jiffy Lube -- $1.0 million; Other -- $10.9 million. The restructuring is expected to be completed in 2001. The Company has reduced the number of employees and consolidated office space in order to reduce general and administrative expenses. These charges primarily included severance for approximately 400 administrative and operational employees, the accrual of future lease obligations and restoration costs of office space in Houston. Also included in the charge was the write-off of obsolete information technology assets. The severance payments for the former employees are expected to be paid out over a minimum period of two months and a maximum period of up to two years. For the year ended December 31, 2000, approximately 400 employees had been terminated as a result of workforce reductions pursuant to the general and administrative cost reduction plan. The accrued liability balance was reduced by $4.4 million through December 31, 2000 as a result of the severance expenses paid, and the remaining accrual at December 31, 2000 totaled $13.8 million.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

  Advertising Costs --

     Advertising costs are expensed as incurred. Advertising costs were $159.2 million, $162.2 million and $114.3 million for the years ended December 31, 2000, 1999 and 1998 respectively.

  Allocated General and Administrative Expenses --

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

  Environmental Expenditures --

     Environmental expenditures are expensed or capitalized in accordance with generally accepted accounting principles. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Reference is made to Note 7 for a discussion of amounts recorded for these liabilities.

  Cash Flow Information --

     For purposes of the consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The effect of changes in foreign exchange rates on cash balances has been immaterial.

     Changes in operating assets and liabilities consist of the following:

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               2000       1999        1998
                                                             --------   ---------   ---------
                                                                 (EXPRESSED IN THOUSANDS)
Receivables................................................  $(19,830)  $ (51,342)  $ (43,335)
Inventories................................................    22,477      (4,159)     (3,804)
Other current assets.......................................    11,686      72,175      13,101
Other long-term assets.....................................   (10,746)     15,443     (23,771)
Payable to Pennzoil Company................................        --          --     (60,000)
Accounts payable...........................................   (11,333)   (124,905)    (31,578)
Other current liabilities..................................       705     (67,050)    (39,963)
Other operating assets and liabilities.....................   (24,192)     34,606    (123,583)
                                                             --------   ---------   ---------
Increase (decrease) in operating assets and liabilities....  $(31,233)  $(125,232)  $(312,933)
                                                             ========   =========   =========
Cash paid (received) during the period for:
  Interest (net of amounts capitalized)....................  $ 98,138   $  60,121   $  13,256
  Income taxes.............................................  $ (7,000)  $ (25,000)  $      --

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

  Earnings Per Share --

     Pennzoil-Quaker State computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings per share are computed based on the weighted average shares of common stock outstanding, while diluted earnings per share also reflects the impact of potentially dilutive securities such as outstanding options. Computations for basic and diluted loss per share for the years ended 2000, 1999 and 1998 follow:

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                2000       1999        1998
                                                              --------   ---------   ---------
                                                               (EXPRESSED IN THOUSANDS EXCEPT
                                                                     PER SHARE AMOUNTS)
Income (loss) from continuing operations....................  $ 5,922    $(10,684)   $(43,807)
Basic weighted average shares...............................   78,468      77,850      48,009
Effect of dilutive securities (1):
  Stock options.............................................      355          --          --
  Conditional stock awards..................................      289          --          --
Diluted weighted average shares.............................   79,112      77,850      48,009
Basic and diluted income (loss) from continuing
  operations................................................  $  0.07    $  (0.14)   $  (0.91)

---------------

(1) A weighted average year-to-date number of options to purchase 6,932,667 shares of common stock were outstanding during 2000, but were not included in the computation of diluted per share income from continuing operations because the options' exercise prices were greater than the average market price of common shares. Options to purchase 6,708,023 and 3,409,474 shares of common stock were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of diluted loss per share because the impact of these options was antidilutive. Conditional stock awards of 270,356 and 137,636 were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of diluted loss per share because the impact of these awards was antidilutive.

  Foreign Sourced Operations --

     Pennzoil-Quaker State's international operating results include foreign sourced income (loss) of $(12.1) million, $9.0 million and $0.3 million in 2000, 1999 and 1998, respectively, in income (loss) from continuing operations before income taxes. The financial statements of certain foreign entities are prepared from records maintained in the country of which the entity is located.

  Foreign Currency Translation --

     For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, asset and liability accounts are translated at year-end exchange rates and revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are included as a separate component of shareholders' equity. Any gains or losses on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net loss in the current period.

  Comprehensive Income --

     For the years ended December 31, 2000, 1999 and 1998, unrealized holding gains (losses) on marketable securities includes income tax expense (benefit) of ($1.3) million, ($1.2) million and $0.5 million, respectively. No tax benefit associated with foreign currency translation losses or gains has been recorded for the years ended December 31, 2000, 1999 and 1998.

  Costs of Start-Up Activities --

     Effective January 1, 1999, Pennzoil-Quaker State adopted Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," which required costs of start-up activities to be expensed as

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES incurred. The adoption of this SOP was not material to the Company's financial position or results of operations.

  Recent Accounting Pronouncements --

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, subsequently amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company adopted this statement on January 1, 2001.

     SFAS No. 133 requires that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a fair value hedge of a fixed-rate liability be offset by the related results on the hedged item in the income statement. Based on the Company's assessment of its interest-rate swap derivative contract, the transition adjustment required at adoption of SFAS No. 133 will require the Company to record a derivative asset of approximately $1.3 million, representing the fair market value on that date, and recognize $1.3 million in income as the cumulative effect of a change in accounting principle.

     Effective October 1, 2000, Pennzoil-Quaker State adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB No. 101 was not material to the Company's financial position or results of operations.

     Effective October 1, 2000, Pennzoil-Quaker State adopted Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which provides guidance on the classification of amounts billed to a customer in a sale transaction related to shipping and handling. The adoption of EITF No. 00-10 was not material to the Company's financial position or results of operations.

     Effective October 1, 2000, Pennzoil-Quaker State adopted EITF No. 00-14, "Accounting for Certain Sales Incentives", which provides guidance on the recognition, measurement and income statement classification for sales incentives offered to customers that can be used in, or that are exercisable by a customer as a result of, a single transaction. The adoption of EITF No. 00-14 was not material to the Company's financial position or results of operations.

(3) SUMMARIZED FINANCIAL DATA --

     The Company and Conoco Inc. ("Conoco") are equal partners in Excel Paralubes, which operates a state-of-the-art base oil processing facility located adjacent to Conoco's refinery in Lake Charles, Louisiana. The facility is capable of producing 20,000 barrels per day of high-quality base oils, the base ingredient in finished lubricants. Conoco operates the plant with support positions staffed primarily by Conoco.

     The Company's share of results from Excel Paralubes' operations are included in the supply chain investments segment. Because of cumulative distributions in excess of earnings, Pennzoil-Quaker State's net investment in Excel Paralubes was carried as a credit balance of $71.6 million and $61.5 million at December 31, 2000 and 1999, respectively, and is included in other liabilities on the consolidated balance sheet. Pennzoil-Quaker State's 2000, 1999 and 1998 equity in Excel Paralubes' pretax income of $18.9 million, $7.3 million and $14.7 million, respectively, is included in other income in the consolidated statement of operations.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Summarized balance sheet information for Excel Paralubes (on a 100% basis) as of December 31, 2000 and 1999 and operations information for each of the three years in the period ended December 31, 2000 follows:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
Current assets..............................................   $  39,294     $  66,516
Noncurrent assets...........................................     411,031       430,609
Current liabilities.........................................      95,289        96,313
Noncurrent liabilities......................................     498,204       523,888
Partners' deficit...........................................    (143,168)     (123,076)

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
                                                            (EXPRESSED IN THOUSANDS)
Revenues...............................................  $447,996   $316,029   $279,684
Operating earnings.....................................    78,577     53,453     67,534
Net income (loss)......................................    37,808     14,565     29,488

     At December 31, 2000, Excel Paralubes had total debt of $567.1 million, consisting of $240.0 million of 7.125% senior bonds due 2011, $250.0 million of 7.43% senior bonds due 2015, and $77.1 million of variable rate borrowings under commercial paper facilities with banks. Semiannual principal payments related to the 7.125% senior bonds and the 7.43% senior bonds are due beginning in 2001 and 2011, respectively. Borrowings under commercial paper facilities and $3.7 million in 7.125% senior bond principal payments are due in 2001 and are classified as short-term. Recourse to the bondholders under the bond indenture is limited to the revenues and assets of Excel Paralubes. Certain restrictive covenants may limit the ability of Excel Paralubes to incur debt, make distributions to the partners, make investments or create liens. Conoco and Pennzoil-Quaker State maintain an agreement with Excel Paralubes to provide support to Excel Paralubes up to an aggregate amount of $60.0 million should a liquidity cash flow deficit occur.

(4) ACQUISITIONS AND DIVESTITURES --

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

     Acquisition-related expenses of $34.4 million, $75.1 million and $10.6 million were incurred during 2000, 1999 and 1998, respectively. These charges were primarily the result of the consolidation and closure of certain facilities and the resolutions of certain conflicts between Jiffy Lube and Q Lube franchise-operated service centers. The Company does not expect to incur any additional Quaker State acquisition-related expenses and there was no accrual for such expenses remaining at December 31, 2000.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     The following unaudited pro forma information has been prepared as if the acquisition of Quaker State occurred on January 1, 1998 after including amortization of goodwill, brands and other intangible assets, interest expense and related income tax effects. The unaudited pro forma information is not necessarily indicative of results that would have actually occurred had the acquisition of Quaker State been consummated on January 1, 1998 or future results of operations.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                       1998
                                                             -------------------------
                                                              (EXPRESSED IN THOUSANDS
                                                             EXCEPT PER SHARE AMOUNTS)
                                                                    (UNAUDITED)
Revenues....................................................        $2,440,471
Loss from continuing operations.............................           (12,487)
Basic and diluted loss from continuing operations per
  share.....................................................             (0.16)

  Acquisition of Airfresh UK Limited and Bluecol Brands Limited --

     In April 2000, the Company acquired two automotive consumer products companies, Airfresh UK Limited ("Airfresh") and Bluecol Brands Limited ("Bluecol") from Armour Trust plc for approximately $16.7 million. Airfresh manufactures, markets and distributes air freshener and fragrance products for the automotive aftermarket with primary markets in the U.K. and France. Bluecol manufactures, markets and distributes branded anti-freeze, glass cleaning products, rust treatments, cooling system treatments and exterior appearance products for the U.K. automotive aftermarket.

  Acquisition of Sagaz Industries --

     In March 2000, the Company completed the acquisition of certain assets of Sagaz Industries ("Sagaz"), a manufacturer and marketer of automobile seat covers and cushions in North America, for approximately $62.5 million, subject to certain working capital adjustments. Sagaz was combined into the Company's Axius auto accessories business unit in Moorpark, California.

  Acquisition of Auto Fashions --

     In February 2000, the Company completed the acquisition of certain assets of Auto Fashions, an Australian automotive accessories firm operated by Robert Hicks Pty Ltd. for approximately $5.3 million. Auto Fashions is a leader in Australian automotive air fresheners, sunshades and comfort accessories and has a leading share position in most of the categories in which it participates.

     The acquisitions of Airfresh, Bluecol, Sagaz and Auto Fashions were all accounted for using the purchase method of accounting and accordingly, their results of operations subsequent to their date of acquisition have been included in Pennzoil-Quaker State's consolidated statement of operations.

  Sale of Viscosity Oil --

     In December 2000, Pennzoil-Quaker State completed the sale of substantially all of the assets and liabilities associated with the Viscosity Oil Division. The Viscosity Oil Division was engaged in the business of supplying technical support services and both branded and private label engine lubricants to North America off-road and agriculture equipment markets. A pretax gain of $0.8 million was recorded as a result of the sale. Included in the Company's consolidated results are revenues of $69.7 million and operating income of $3.5 million related to the operations of the Viscosity Oil Division in 2000.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

(5) DEBT --

     Debt outstanding was as follows:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
7.375% Debentures due 2029, net of discount.................  $  398,105    $  398,038
6.750% Notes due 2009, net of discount......................     199,159       199,057
8.65% Notes due 2002, net of discount.......................     149,746            --
6.625% Notes due 2005, net of discount......................      99,708        99,647
Commercial paper............................................      57,709       242,578
Revolving credit facility...................................     195,000            --
Pollution control bonds, net of discount....................      50,522        50,549
International debt facilities...............................      51,808        23,460
Other variable-rate credit arrangements with banks..........          --        16,000
Other debt..................................................       6,455         7,534
                                                              ----------    ----------
          Total debt........................................   1,208,212     1,036,863
Less amounts classified as current maturities...............     (13,786)      (10,710)
                                                              ----------    ----------
          Total long-term debt..............................  $1,194,426    $1,026,153
                                                              ==========    ==========

     In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company's commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State's senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.4% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest on or after June 1, 2001. On March 2, 2001 Standard and Poor's lowered the senior unsecured debt rating for the Company's debt below investment grade. The notes are currently trading above 100% of face value plus accrued interest.

     On March 30, 1999, Pennzoil-Quaker State issued debt in the form of $200.0 million of 6 3/4% Notes due April 1, 2009 and $400.0 million of 7 3/8% Debentures due April 1, 2029. Net proceeds of $592.2 million from the Notes and Debentures were used to reduce the Company's outstanding commercial paper borrowings and variable rate debt.

     The Company has a revolving credit facility with a group of banks that provides for up to $450.0 million of committed unsecured revolving credit borrowings through December 13, 2001, with any outstanding borrowings on such date being converted into a term credit facility terminating on December 13, 2002. The revolving credit facility contains a covenant relating to net worth, and the Company was in compliance as of December 31, 2000. Outstanding borrowings under Pennzoil-Quaker State's revolving credit facility totaled $195.0 million at December 31, 2000. The average interest rate applicable to borrowings under the revolving credit facility was 7.5%. There were no borrowings outstanding under this revolving credit facility at December 31, 1999.

     Borrowings under commercial paper facilities totaled $57.7 million at December 31, 2000 and $242.6 million at December 31, 1999. The average interest rate applicable to outstanding commercial paper was 6.8% during 2000 and 5.6% during 1999.

     The Company had a $50.0 million short-term variable-rate credit arrangement with a bank at year-end 2000. Outstanding borrowings were zero at December 31, 2000 and $16.0 million at December 31, 1999. The

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES bank offering this credit arrangement does not have any obligation to continue to extend credit after the maturities of outstanding borrowings or to extend the maturities of any borrowings. The average interest rate on borrowings under short-term variable rate credit facilities was 5.8% during 2000 and 5.3% during 1999.

     A Canadian subsidiary of the Company has a revolving credit facility with two Canadian banks that provides for borrowings of up to US$18.0 million through October 28, 2001, with any outstanding borrowings on such date being converted into a term credit facility terminating on October 28, 2002. Outstanding borrowings under the credit facility totaled US$13.3 million at December 31, 2000 and US$13.8 million at December 31, 1999. The average interest rate applicable to amounts outstanding under the credit facility were 5.7% during 2000 and 4.9% during 1999.

     During 2000, a U.K. subsidiary of the Company entered into a revolving credit facility with a bank that provides for borrowings up to US $20.9 million through July 26, 2002. Outstanding borrowings under the credit facility totaled US$17.4 million at December 31, 2000. The average interest rate applicable to amounts outstanding under the facility was 6.7% during 2000.

     The Company has a total of $50.5 million, net of discount, in pollution control bonds issued by three authorities. Issuances by the Industrial Development Board of the Parish of Caddo, Inc. include $24.6 million issued December 23, 1996, $8.5 million issued December 19, 1997 and $11.8 million, net of discount, issued December 22, 1998. The three issuances are scheduled for retirement on December 1, 2026, December 1, 2027 and December 1, 2028, respectively. Proceeds from the bonds were used to help fund pollution control facilities in Louisiana. The interest rates for the bonds issued in 1996 and 1997 are currently reset weekly and interest is paid monthly. The interest rate is fixed at 5.6% for the bonds issued in 1998 and interest is paid semi-annually. Issuances by the Venango Industrial Development Authority and the Butler County Industrial Development Authority of $3.4 million and $2.3 million, respectively, were issued on December 21, 1982 and are scheduled for retirement on December 1, 2012. The interest rate on both bond issuances is currently reset weekly and interest is paid monthly. Proceeds from the issuances were used to help fund pollution control facilities in Pennsylvania.

     Because the Company's senior unsecured debt has been rated below investment grade by Standard and Poor's, each holder of a 8.65% Note has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest. As of December 31, 2000, $207.7 million of indebtedness under Pennzoil-Quaker State's commercial paper programs and 8.65% Notes due in 2002 has been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such short-term obligations and the Company's intent to maintain such commitments in excess of one year.

     At December 31, 2000, aggregated maturities of long-term debt for the years ending December 31, 2001 through 2005 were $13.8 million, $442.6 million, $0.3 million, $0.3 million and $100.1 million, respectively.

(6) INCOME TAXES --

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

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

  Federal, State and Foreign --

     Federal, state and foreign income tax expense (benefit) consists of the following:

                                                            YEAR ENDED DECEMBER 31
                                                         ----------------------------
                                                          2000      1999       1998
                                                         -------   -------   --------
                                                           (EXPRESSED IN THOUSANDS)
Current
  Foreign..............................................  $ 1,413   $ 1,637   $    700
  State................................................    1,177     1,493       (224)
Deferred
  Federal..............................................   14,613     8,674    (35,995)
  State................................................      455    (3,692)    (1,475)
                                                         -------   -------   --------
Income tax provision (benefit).........................  $17,658   $ 8,112   $(36,994)
                                                         =======   =======   ========

     Pennzoil-Quaker State's net deferred tax asset consists of the following:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
Deferred tax liability......................................   $ 102,143     $  85,138
Deferred tax asset..........................................    (428,303)     (366,094)
Valuation allowance.........................................      16,024        16,204
                                                               ---------     ---------
          Net deferred tax asset............................   $(310,136)    $(264,752)
                                                               =========     =========

     Temporary differences and carryforwards, which comprise significant portions of deferred tax assets and liabilities, are as follows:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
Inventory...................................................   $   4,738     $  (8,442)
Product liability...........................................      (2,573)       (2,573)
Property, plant and equipment...............................     (34,719)      (65,919)
Benefit related accruals....................................     (59,527)      (57,779)
Environmental accruals......................................     (20,701)      (10,601)
Alternative minimum tax credit carryforward.................     (17,000)      (17,000)
Net operating loss carryforwards............................    (167,780)      (87,098)
Valuation allowance.........................................      16,024        16,204
Other, net..................................................     (28,598)      (31,544)
                                                               ---------     ---------
          Net deferred tax asset............................   $(310,136)    $(264,752)
                                                               =========     =========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     The principal items accounting for the difference in income taxes on income from continuing operations computed at the federal statutory rate and income taxes as recorded are as follows:

                                                            YEAR ENDED DECEMBER 31
                                                         ----------------------------
                                                          2000      1999       1998
                                                         -------   -------   --------
                                                           (EXPRESSED IN THOUSANDS)
Income tax expense (benefit) at statutory rate.........  $ 8,253   $  (900)  $(28,280)
Increases (reductions) resulting from:
  State income taxes, net..............................    1,062    (1,389)    (1,105)
  Taxes on foreign income less than statutory rate.....      918     1,064        456
  Nondeductible goodwill...............................    6,716     5,971      1,040
  Tax sharing benefit received from parent.............       --        --     (9,721)
  Other, net...........................................      709     3,366        616
                                                         -------   -------   --------
Income tax expense (benefit)...........................  $17,658   $ 8,112   $(36,994)
                                                         =======   =======   ========

     Prior to the 1999 tax year, Pennzoil-Quaker State was included in Pennzoil Company's U.S. consolidated income tax returns and was a participant in Pennzoil Company's intercompany tax sharing agreement. The 1998 income tax benefit includes a favorable adjustment of $9.7 million to reflect the apportionment of tax attributes formerly shared with Pennzoil Company.

     In connection with the Spin-off, Pennzoil-Quaker State entered into a tax separation agreement with Pennzoil Company which provides, among other things, that (1) Pennzoil-Quaker State will be responsible for and indemnify Pennzoil Company against all taxes that are attributable to certain inventory adjustments, (2) Pennzoil Company will be responsible for and indemnify Pennzoil-Quaker State against any other consolidated federal or state income tax liability for periods ended on or before the date of the Spin-off, (3) any other taxes will be borne by the party on whom such taxes are imposed by law. The rights and obligations of Pennzoil Company under this agreement were assumed by Devon in its August 1999 acquisition of Pennzoil Company. The agreement also establishes procedures for the conduct and settlement of certain tax audits and related proceedings. Pennzoil-Quaker State and Quaker State filed separate tax returns for the 1998 tax year. Pennzoil-Quaker State filed a consolidated tax return beginning with the 1999 tax year.

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

     As of December 31, 2000, Pennzoil-Quaker State had a United States net operating loss carryforward of approximately $327.7 million, which is available to reduce future federal income taxes payable. Additionally, for the purposes of determining alternative minimum tax, an approximate $286.2 million net operating loss is available to offset future alternative minimum taxable income. If not used, these carryovers will expire in years 2018 and 2020. In addition, Pennzoil-Quaker State also has a separate return limitation loss of $4.0 million and an approximate $2.6 million net operating loss which is available to offset alternative minimum taxable income. Utilization of the separate return net operating losses, to the extent generated in separate return years, is limited based on the separate taxable income of the subsidiary, or its successor, generating the loss. If not used, these carryovers will expire in the years 2001 to 2006. A valuation allowance of approximately

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

$1.4 million has been established to offset the portion of the deferred tax asset related to the separate return limitation losses expected to expire before their utilization. In addition, Pennzoil-Quaker State has approximately $17.0 million of alternative minimum tax credits indefinitely available to reduce regular tax liability to the extent it exceeds the related alternative minimum tax otherwise due. All net operating loss and credit carryover amounts are subject to examination by tax authorities.

     Pennzoil-Quaker State also had state net operating loss carryforwards, the tax effect of which was approximately $53.1 million as of December 31, 2000. A valuation allowance of approximately $14.6 million has been established to offset the portion of this deferred tax asset related to state tax loss carryforwards expected to expire before their utilization.

(7) COMMITMENTS AND CONTINGENCIES --

  Environmental Matters --

     The operations of the Company in the United States are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment and human health and safety.

     The Company is subject to a variety of state and federal Clean Air Act rules requiring air emission reductions from its operating units and products. Currently, the U.S. Environmental Protection Agency ("EPA"), the Ozone Transport Assessment Group ("OTAG"), Ozone Transport Region ("OTR") and several states are examining new standards and/or controls which could impose significant costs on the Company. The EPA has recently adopted new, more stringent national ambient air quality standards for ozone and particulate matter, which would designate many more areas of the country as high pollution areas subject to additional regulatory controls, including possible fuel specification requirements. However, litigation over the new standards has rendered their implementation uncertain. The multi-state OTAG and OTR groups are developing lists of suggested controls to limit interstate ozone transport. The precise effect of these actions on the Company and other industrial companies is uncertain because most of the requirements will be implemented through EPA regulations to be issued over a period of years. However, current estimates indicate that expenditures associated with the installation of such equipment would not have a material effect on the Company's results of operations.

     Pennzoil-Quaker State is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. Pennzoil-Quaker State has not used discounting in determining its accrued liabilities for environmental remediation, and no claims for possible recovery from third party insurers or other parties related to environmental costs have been recognized in Pennzoil-Quaker State's consolidated financial statements. Pennzoil-Quaker State adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates are adjusted to reflect new information.

     The Company's assessment of the potential impact of these environmental laws is subject to uncertainty due to the difficult process of estimating remediation costs that are subject to ongoing and evolving change. Initial estimates of remediation costs reflect a broad-based analysis of site conditions and potential environmental and human health impacts derived from preliminary site investigations (including soil and water analysis, migration pathways and potential risk). Later changes in these initial estimates may be based on additional site investigations, completion of feasibility studies (comparing and selecting from among various remediation methods and technologies) and risk assessments (determining the degree of current and future risk to the environment and human health, based on current scientific and regulatory criteria) and the

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES actual implementation of the remediation plan. This process occurs over relatively long periods of time and is influenced by regulatory and community approval processes and is subject to the ongoing development of remediation technologies. The Company's assessment analysis takes into account the condition of each site at the time of estimation, the degree of uncertainty surrounding the estimates for each phase of remediation and other site-specific factors.

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

     Accrued environmental liabilities are summarized as follows:

                                                                 DECEMBER 31
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Current environmental liabilities
  Continuing operations.....................................  $   814    $   679
  Discontinued operations(1)................................    6,000      4,759
                                                              -------    -------
                                                                6,814      5,438
Long-term environmental liabilities
  Continuing operations.....................................   17,017     19,509
  Discontinued operations(1)................................   39,794     13,099
                                                              -------    -------
                                                               56,811     32,608
                                                              -------    -------
  Total.....................................................  $63,625    $38,046
                                                              =======    =======

---------------

(1) The accrued environmental liabilities for discontinued operations remain with the Company.

     From January 1998 through December 2000, capital outlays of approximately $2.0 million have been made by the Company with respect to environmental protection. There are no capital expenditures for environmental control facilities currently expected in 2001.

  Blue Coral --

     In May 1997, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois on behalf of a class of persons who purchased wax, polish or protectant products sold by a number of defendants. The action names as defendants a number of car wax manufacturers including Blue Coral, Inc., a subsidiary of the Company and certain of its present and former officers. The complaint alleges that the defendants falsely advertised and marketed such products and seeks treble damages, attorneys' fees and costs for the class for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act and compensatory damages for alleged violations of the Ohio Consumer Sales Practices Act as well as for breach

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES of express warranty. On January 5, 1999, the court certified a nationwide class consisting of all persons who purchased products marketed, produced or distributed as "car wax" by the defendants. While no class period has been specified by the court, the plaintiffs are seeking a class period dating back four years prior to the filing of the action. On February 2, 1999, the plaintiffs proposed a joint settlement fund equal to ten percent of each defendant's 1997 gross revenue from the products. The Company is contesting this action vigorously.

  IQ Products --

     A lawsuit filed in June 1998 by IQ Products Company in United States District Court for the Southern District of Texas, Houston Division, claims Snap Products, Inc. and the Company, which purchased certain Snap Products, Inc. assets in 1997, violated the Lanham Act in connection with the manufacture and sale of Fix-a-Flat(R) tire sealant and inflator. The plaintiff claims that Snap Products and the Company (i) should have labeled the product as "flammable," as allegedly required by the Federal Hazardous Substances Act, and (ii) falsely advertised and labeled the product as containing a "non-explosive formula." Plaintiff's complaint seeks unspecified damages. In January 2001, the plaintiff filed a second lawsuit against the Company in the United States District Court for the Southern District of Texas, Houston Division, claiming that the Company has violated federal and Texas antitrust law in marketing its tire inflation and sealer products. The plaintiff seeks unspecified actual and trebled damages, attorneys' fees and interest. The Company is contesting this action vigorously.

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

  Other --

     The Company is involved in numerous lawsuits, primarily in Louisiana and West Virginia, involving asbestos and asbestos-containing products. The plaintiffs generally allege exposure to asbestos and asbestos-containing products while working on the premises of the premises defendants and strict liability and negligence actions against the premises' defendants, including the Company. In addition, the plaintiffs generally allege that asbestos-containing products sold, distributed and supplied by the other defendants in the lawsuits were defective and unreasonably dangerous and that those defendants were thus negligent in failing to warn the plaintiffs of these dangers. The Company is contesting these actions vigorously.

     Pennzoil-Quaker State and its subsidiaries are also involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of all claims, lawsuits and other proceedings and it is presently impossible to determine the actual costs that ultimately may be incurred, management currently believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on Pennzoil-Quaker State's financial position or results of operations. It is possible, however, that charges could be required that would be significant to the operating results of a particular period.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

(8) BENEFIT PLANS --

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

     The following table presents the Pennzoil-Quaker State plans' benefit obligations, plan assets, reconciliation of funded status, amounts recognized in the consolidated balance sheets, components of net periodic benefit cost, and the actuarial assumptions used in determining the recognized obligations:

                                                     PENSION BENEFITS        OTHER BENEFITS
                                                     AS OF DECEMBER 31      AS OF DECEMBER 31
                                                    -------------------   ---------------------
                                                      2000       1999       2000        1999
                                                    --------   --------   ---------   ---------
                                                             (EXPRESSED IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year.........  $307,226   $333,622   $ 123,991   $ 124,155
     Service cost.................................     7,768      9,569       1,185       1,770
     Interest cost................................    23,707     22,370       9,257       8,360
     Plan amendments..............................        --     (5,512)       (906)     (5,690)
     Acquisitions (divestitures)..................      (587)        --      (1,822)        498
     Curtailment (gain)...........................    (1,103)    (3,930)         --      (2,296)
     Benefits paid................................   (20,782)   (19,001)     (7,206)     (8,467)
     Actuarial (gain) or loss.....................     7,932    (29,892)     (1,519)      5,661
                                                    --------   --------   ---------   ---------
  Benefit obligation at end of year...............  $324,161   $307,226   $ 122,980   $ 123,991
                                                    ========   ========   =========   =========
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of
     year.........................................  $409,899   $398,181   $      --   $      --
     Actual return on plan assets.................    28,371     29,178          --          --
     Acquisitions (divestitures)..................      (594)        --          --          --
     Employer contributions.......................     1,144      1,541       7,206       8,467
     Benefits paid................................   (20,782)   (19,001)     (7,206)     (8,467)
                                                    --------   --------   ---------   ---------
  Fair value of plan assets at end of year........  $418,038   $409,899   $      --   $      --
                                                    ========   ========   =========   =========
RECONCILIATION OF FUNDED STATUS:
     Over (under) funded status...................  $ 93,877   $102,673   $(122,980)  $(123,991)
     Unrecognized actuarial (gain) loss...........   (65,912)   (92,392)         66      (2,770)
     Unrecognized transition (asset)..............      (273)      (484)         --          --
     Unrecognized prior service cost..............    12,249     15,436      (6,015)         --
                                                    --------   --------   ---------   ---------
  Net amount over (under) funded at year-end......  $ 39,941   $ 25,233   $(128,929)  $(126,761)
                                                    ========   ========   =========   =========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                                                     PENSION BENEFITS        OTHER BENEFITS
                                                     AS OF DECEMBER 31      AS OF DECEMBER 31
                                                    -------------------   ---------------------
                                                      2000       1999       2000        1999
                                                    --------   --------   ---------   ---------
                                                             (EXPRESSED IN THOUSANDS)
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
  SHEET CONSIST OF:
     Prepaid benefit cost.........................  $ 67,536   $ 54,767   $      --   $      --
     Accrued benefit liability....................   (31,553)   (33,035)   (128,929)   (126,761)
     Intangible asset.............................     2,549      2,785          --          --
     Accumulated other comprehensive income.......     1,409        716          --          --
                                                    --------   --------   ---------   ---------
  Net asset (liability) recognized at year-end....  $ 39,941   $ 25,233   $(128,929)  $(126,761)
                                                    ========   ========   =========   =========
     Other comprehensive income attributable to
       change in additional minimum liability
       recognition................................  $    694   $    557          --          --

     The benefit obligation for the defined benefit pension plans with benefit obligations in excess of plan assets was $18.3 million and $15.5 million, as of December 31, 2000 and December 31, 1999, respectively. Fair value of plan assets for the underfunded plans was $1.3 and $0.2 million as of December 31, 2000 and 1999, respectively.

     The projected benefit obligation and accumulated benefit obligation for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $18.3 million and $17.1 million, respectively, as of December 31, 2000, and $15.5 million and $14.3 million, respectively, as of December 31, 1999. The fair value of plan assets was $1.3 and $0.2 million as of December 31, 2000 and 1999, respectively.

     Net periodic benefit cost included the following components:

                                               PENSION BENEFITS                OTHER BENEFITS
                                        ------------------------------   ---------------------------
                                          2000       1999       1998       2000      1999      1998
                                        --------   --------   --------   --------   -------   ------
                                                          (EXPRESSED IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT
  COST:
     Service cost.....................  $  8,968   $  9,569   $  7,142   $  1,185   $ 1,770   $  579
     Interest cost....................    23,707     22,370     11,891      9,257     8,360    2,607
     Expected return on plan assets...   (42,372)   (40,959)   (19,810)        --        --       --
     Amortization of prior service
       cost...........................     2,032      2,741      2,570       (582)       --       --
     Amortization of transition
       (asset)........................      (213)      (212)      (212)        --        --       --
     Recognized actuarial (gain)
       loss...........................    (5,632)    (5,545)    (3,252)       180        --       --
                                        --------   --------   --------   --------   -------   ------
  Net periodic benefit cost
     (income).........................  $(13,510)  $(12,036)  $ (1,671)  $ 10,040   $10,130   $3,186
                                        ========   ========   ========   ========   =======   ======
Additional (gain) recognized due to
  curtailment.........................  $   (220)  $ (3,930)        --         --   $(2,296)      --

Weighted-average assumptions were:

                                                  PENSION BENEFITS           OTHER BENEFITS
                                                  AS OF DECEMBER 31         AS OF DECEMBER 31
                                               -----------------------    ---------------------
                                               2000     1999     1998     2000     1999    1998
                                               -----    -----    -----    -----    ----    ----
Discount rates...............................   8.00%    7.75%    7.00%    8.00%   7.75%   7.00%
Expected long-term rate of return on plan
  assets.....................................  10.00%   10.50%   10.50%      --      --      --
Rate of compensation increase................   4.40%    4.20%    4.20%      --      --      --

     For measurement purposes, a 8.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001; the rate was assumed to decrease gradually to 5.25% for the year 2005 and

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              ONE-PERCENTAGE    ONE-PERCENTAGE
                                                              POINT INCREASE    POINT DECREASE
                                                              --------------    --------------
                                                                  (EXPRESSED IN THOUSANDS)
Effect on total of service and interest cost components for
  2000......................................................     $   848           $  (730)
Effect on year-end 2000 postretirement benefit obligation...      10,190            (8,876)

  Contribution Plans --

     Pennzoil-Quaker State has defined contribution plans covering substantially all salaried and union employees who have completed one year of service. Pennzoil-Quaker State, matches employee contributions of not less than 1% to not more than 6% of each covered employee's compensation between 50% and 100%. The cost of such company contributions totaled $9.2 million in 2000, $8.8 million in 1999 and $6.2 million in 1998.

(9) CAPITAL STOCK AND STOCK OPTIONS --

  Common Stock --

     Pennzoil-Quaker State's Restated Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock. At December 31, 2000, 78,778,032 shares were issued and outstanding.

  Preferred Stock --

     Pennzoil-Quaker State's Restated Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock. None of these shares were issued or outstanding at December 31, 2000. On December 14, 1998, the Board of Directors of Pennzoil-Quaker State declared a dividend of one right to purchase preferred stock ("Right") for each outstanding share of the Pennzoil-Quaker State common stock, to stockholders of record at the close of business on December 18, 1998. Each Right entitles the registered holder to purchase from Pennzoil-Quaker State a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $90 per share upon the occurrence of certain specified events.

  Stock Options --

     At December 31, 2000, Pennzoil-Quaker State had nonqualified stock option plans covering a total of 9,621,594 shares of Pennzoil-Quaker State common stock. Options granted under the plans have a maximum term of ten years and are exercisable under the terms of the respective option agreements at the market price of the common stock at the date of grant, subject to antidilution adjustments in certain circumstances. At December 31, 2000, expiration dates for the outstanding options ranged from February 2001 to December 2010 and the weighted average exercise price per share was $15.06. Payment of the exercise price may be made in cash or in shares of Pennzoil-Quaker State common stock previously owned by the optionee, valued at the then-current market value.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Additional information with respect to the stock option activity during 2000 and 1999 is summarized in the following table:

                                                             2000                    1999
                                                     ---------------------   ---------------------
                                                                 WTD. AVG.               WTD. AVG.
                                                                 EXERCISE                EXERCISE
                   STOCK OPTIONS                      SHARES       PRICE      SHARES       PRICE
                   -------------                     ---------   ---------   ---------   ---------
Outstanding at beginning of year...................  6,708,023    $21.08     3,409,474    $26.54
  Granted..........................................  3,454,117    $ 9.10     3,668,615    $15.57
  Exercised........................................         --        --         3,000    $ 6.00
  Lapsed...........................................    612,837    $13.44       361,716    $16.40
  Expired..........................................    196,405    $38.54         5,350    $39.29
  Tendered(1)......................................  1,246,857    $28.02            --        --
                                                     ---------               ---------
Outstanding at end of year.........................  8,106,041    $15.06     6,708,023    $21.08
                                                     =========               =========
Options exercisable at year-end....................  3,348,384    $20.07     3,367,286    $26.56
                                                     =========               =========

---------------

(1) On September 11, 2000, the Company commenced a stock option buyback program covering outstanding common stock options previously issued to current and former employees that had an exercise price of $24.00 or more for cash. The offer expired on October 11, 2000. The Company purchased common stock options exercisable for 1,246,857 shares and paid a total of approximately $1.4 million for the tendered options.

     The following table summarizes information about stock options outstanding at December 31, 2000.

                                               OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                   -------------------------------------------   ---------------------------
                                      NUMBER OF         WEIGHTED      WEIGHTED      NUMBER OF       WEIGHTED
                                       OPTIONS           AVERAGE      AVERAGE        OPTIONS        AVERAGE
                                     OUTSTANDING       CONTRACTUAL    EXERCISE     EXERCISABLE      EXERCISE
    RANGE OF EXERCISE PRICES       AT DEC. 31, 2000   LIFE IN YEARS    PRICE     AT DEC. 31, 2000    PRICE
    ------------------------       ----------------   -------------   --------   ----------------   --------
$ 5.63 - $15.00..................     3,360,088            9.2         $ 9.25         323,032        $ 9.41
$15.01 - $23.00..................     3,817,330            7.2          16.83       2,096,729         17.83
$23.01 - $34.37..................       928,623            4.0          28.84         928,623         28.84
                                      ---------                                     ---------
$ 5.63 - $34.37..................     8,106,041                         15.06       3,348,384         20.07
                                      =========                                     =========

  Conditional Stock Awards --

     In 2000, there were 331,284 units of common stock granted under conditional stock award programs. Awards under the programs are made in the form of units which entitle the recipient to receive, at the end of a specified period, subject to certain conditions of continued employment, a number of shares of Pennzoil-Quaker State common stock equal to the number of units granted. At December 31, 2000, units covering 541,091 shares of Pennzoil-Quaker State common stock were outstanding (compared to 270,356 shares at December 31, 1999). In 2000, no shares of Pennzoil-Quaker State common stock were distributed to employees upon maturity of awards previously granted under Pennzoil-Quaker State's conditional stock award programs, and units covering 60,549 shares of Pennzoil-Quaker State's common stock granted in previous years lapsed.

     As of December 31, 2000, Pennzoil-Quaker State had 1,368,403 shares which remained available for granting of stock options and 305,825 shares which remained available for granting of stock options and/or conditional stock awards.

     Pennzoil-Quaker State applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. APB Opinion 25 does not require compensation expense to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation expense has

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES been recognized for Pennzoil-Quaker State's stock-based plans. Had compensation expense for Pennzoil-Quaker State's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional accounting method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," Pennzoil-Quaker State's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                         2000       1999        1998
                                                       --------   ---------   --------
                                                           (EXPRESSED IN THOUSANDS
                                                          EXCEPT PER SHARE AMOUNTS)
Net loss...............................  As reported   $(86,174)  $(311,143)  $(64,511)
                                           Pro forma   $(92,743)  $(322,587)  $(70,456)
Basic and diluted loss per share.......  As reported   $  (1.10)  $   (4.00)  $  (1.34)
                                           Pro forma   $  (1.18)  $   (4.15)  $  (1.46)

     The fair value calculated under SFAS No. 123 of each option grant was estimated on the date of grant using the binomial option-pricing model with the following assumptions for 2000: risk-free interest rate of 6.8%; dividend yield of 5.47%; stock price volatility factor of .3758; and 10-year option term. Most compensation practitioners believe the binomial method is more accurate than the Black-Scholes model when valuing stock options on high dividend yield stock. The binomial model is based on the premise that executives will exercise stock options at an optimal time, considering share price changes and dividend payments. As such, the binomial model allows for executives holding high dividend yield stock options to exercise the options before the stock option term expires and receive a larger expected benefit from the high dividend payouts on the underlying shares. Pennzoil-Quaker State's dividend yield is high enough to warrant using the binomial option-pricing model. The fair value calculated under SFAS No. 123 of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates ranging from 4.84% to 6.36% for 1999 and 6.25% for 1998; dividend yield of 2.29% for 1999 and 3.07% for 1998; stock price volatility factor of .2880 for 1999 and .2891 for 1998; and 7-year option term for 1999 and 1998. The weighted average fair value of options granted during 2000, 1999 and 1998 was $2.93, $4.79 and $12.46, per option, respectively.

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

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Following are the amounts related to Pennzoil-Quaker State's financial guarantees and contractual commitments to extend financial guarantees, credit and other assistance as of December 31, 2000 and 1999.

                                                                 CONTRACT OR
                                                               NOTIONAL AMOUNTS
                                                                 DECEMBER 31
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
                                                                (EXPRESSED IN
                                                                  THOUSANDS)
Financial guarantees -- Excel Paralubes.....................  $ 21,264   $20,218
Financial guarantees -- Jiffy Lube..........................    33,318    34,536
Financial guarantees -- other...............................     4,699     5,815
Commitments to extend financial guarantees:
  Guarantees of letters of credit...........................    48,572    28,075
  Guarantees -- Red River...................................     7,186     7,915
                                                              --------   -------
          Total.............................................  $115,039   $96,559
                                                              ========   =======

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

     The Company guarantees bank loans to certain customers and franchisees. This guaranteed loan program will terminate on December 31, 2001 at which time Pennzoil-Quaker State Company will be required to purchase the loans from the bank. The Company intends to replace the program and place the loans with another financial institution prior to December 31, 2001. Outstandings at December 29, 2000 and December 31, 1999 were $14.7 million and $13.9 million, respectively.

  Use of Derivatives --

     In 1998, the Company entered into four interest rate locks, based upon the 30-year Treasury rate, to lock in interest rates for future issuances of long-term indebtedness. The hedge contracts matured in March 1999 when the Company issued $400.0 million of 30-year debentures. The total loss of $2.1 million on the interest rate hedges was treated as an adjustment to the issue price of the debentures, effectively creating a discount that is being amortized over the life of the borrowings.

     In connection with the issuance of $150.0 million of two-year fixed rate notes in December 2000, Pennzoil-Quaker State entered into a fixed to floating interest rate swap to maintain its mix of variable rate versus fixed rate debt. The Company designated the swap as a fair value hedge. If the swap were terminated at December 29, 2000, the Company would have received $1.3 million from the swap counterparty.

  Concentrations of Credit Risk --

     Pennzoil-Quaker State extends credit to various companies in the lubricants and consumer products and fast lube operations industries in the normal course of business. Within these industries, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact Pennzoil-Quaker State's overall credit risk. However, management believes that Pennzoil-Quaker State's receivables are well diversified, thereby reducing potential credit risk to Pennzoil-Quaker State, and that allowances for doubtful accounts are adequate to absorb

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES estimated losses as of December 31, 2000. Pennzoil-Quaker State's policies concerning collateral requirements and the types of collateral obtained for on-balance-sheet financial instruments are the same as those described above under "Financial Instruments With Off-Balance-Sheet Risk."

     As of December 31, 2000, receivables related to group concentration in the lubricants and consumer products and Jiffy Lube segments were $317.5 million and $26.4 million, respectively, compared with $289.7 million and $27.5 million, respectively, at December 31, 1999. The Company's net accounts receivable sold under its receivables sales facility totaled $149.1 million and $153.1 million as of December 31, 2000 and 1999, respectively. See Note 2 for further information.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS --

  Balance Sheet Financial Instruments --

     The carrying amounts of Pennzoil-Quaker State's short-term financial instruments, including cash equivalents, other investments, trade accounts receivable, trade accounts payable and notes payable, approximate their fair values based on the short maturities of those instruments.

     The following table summarizes the carrying amounts and estimated fair values of Pennzoil-Quaker State's other balance sheet financial instruments.

                                                   DECEMBER 31, 2000         DECEMBER 31, 1999
                                                -----------------------   -----------------------
                                                 CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                ----------   ----------   ----------   ----------
                                                            (EXPRESSED IN THOUSANDS)
Notes receivable..............................  $   51,512   $   46,274   $   55,901    $ 49,635
Debt..........................................   1,208,211    1,059,420    1,036,862     946,943

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

  Off-Balance-Sheet Financial Instruments --

     The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees was $16.1 million and $14.5 million as of December 31, 2000 and 1999, respectively. The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees is based on the estimated cost to Pennzoil-Quaker State to obtain third party letters of credit to relieve Pennzoil-Quaker State of its obligations under such guarantees or, in the case of certain lease guarantees related to Jiffy Lube franchisees, the present value of expected future cash flows using a discount rate commensurate with the risks involved.

     The estimated value of amounts owed to Pennzoil-Quaker State under its open interest rate swap was $1.3 million as of December 31, 2000. The estimated value is the amount Pennzoil-Quaker State would receive to terminate its hedge agreement, taking into account the creditworthiness of hedge counterparties.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

(12) LEASES --

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

     Total operating lease rental expenses for Pennzoil-Quaker State were $81.2 million, $79.8 million and $50.4 million for 2000, 1999 and 1998, respectively. Interest expense related to Pennzoil-Quaker State's capital lease obligations was $7.8 million, $9.0 million and $8.3 million for 2000, 1999 and 1998, respectively.

     Future minimum commitments under noncancellable leasing arrangements as of December 31, 2000 are as follows:

                                                                  AMOUNTS PAYABLE
                                                                     AS LESSEE
                                                              ------------------------
                                                               CAPITAL      OPERATING
                                                               LEASES         LEASES
                                                              ---------     ----------
                                                              (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
2001........................................................  $ 13,013       $ 76,348
2002........................................................    13,020         65,705
2003........................................................    13,030         58,521
2004........................................................    12,765         59,630
2005........................................................    12,034         55,677
Thereafter..................................................    42,148        319,758
                                                              --------       --------
Net minimum future lease payments...........................  $106,010       $635,639
                                                                             ========
Less interest...............................................    38,332
                                                              --------
Present value of net minimum lease payments at December 31,
  2000......................................................  $ 67,678
                                                              ========

     Assets recorded under capital lease obligations of $34.2 million and $10.8 million at December 31, 2000 (net of accumulated depreciation of $38.7 million and $4.0 million) are classified as property, plant and equipment and other assets, respectively, in the accompanying consolidated balance sheet. Assets recorded under capital lease obligations of $36.1 million and $11.9 million at December 31, 1999 (net of accumulated depreciation of $36.6 million and $3.2 million) are classified as property, plant and equipment and other assets, respectively, in the accompanying consolidated balance sheet.

  As Lessor --

     Pennzoil-Quaker State owns or leases numerous service center sites which are leased or subleased to franchisees. Buildings owned or leased that meet the criteria for direct financing leases are carried at the gross investment in the lease less unearned income. Unearned income is recognized in such a manner as to produce a constant periodic rate of return on the net investment in the direct financing lease. Any buildings leased or

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES subleased that do not meet the criteria for a direct financing lease and any land leased or subleased are accounted for as operating leases. The typical lease period is 20 years and some leases contain renewal options. The franchisee is responsible for the payment of property taxes, insurance and maintenance costs related to the leased property. The net investment in direct financing leases is classified as other assets in the accompanying consolidated balance sheet.

     Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 2000 are as follows:

                                                                 AMOUNTS RECEIVABLE
                                                                      AS LESSOR
                                                              -------------------------
                                                                DIRECT
                                                              FINANCING      OPERATING
                                                                LEASES         LEASES
                                                              ----------     ----------
                                                              (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
2001........................................................   $ 4,908        $ 30,434
2002........................................................     4,921          29,049
2003........................................................     4,880          27,216
2004........................................................     4,910          25,441
2005........................................................     4,672          23,250
Thereafter..................................................    19,772         118,229
                                                               -------        --------
Net minimum future lease payments...........................   $44,063        $253,619
                                                                              ========
Less unearned income........................................    17,665
                                                               -------
Net investment in direct financing leases at December 31,
  2000......................................................   $26,398
                                                               =======

The carrying value of owned property leased under operating leases or held for lease was $74.0 million and $34.7 million (net of accumulated depreciation of $24.8 million and $18.7 million) at December 31, 2000 and 1999, respectively.

(13) SEGMENT FINANCIAL INFORMATION --

     Information with respect to revenues, operating income and other data by operating segment is presented in Item 1. Business and Item 2. Properties of this Annual Report on Form 10-K. The tabular presentation below sets forth certain financial information regarding Pennzoil-Quaker State's net sales by classes of similar products and services and net sales and long-lived assets by geographic area for the years ended December 31, 2000, 1999, and 1998.

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                                 (EXPRESSED IN THOUSANDS)
          NET SALES BY CLASSES OF SIMILAR PRODUCTS OR
            SERVICES:
Lubricants(1)............................................  $1,664,934   $1,398,243   $  818,166
Consumer Products(1).....................................     336,903      300,443       56,310
Jiffy Lube...............................................     331,899      423,413      322,704
Base Oils(2).............................................     166,827      118,375      110,904
All Other Products.......................................      (2,721)     195,890       86,265
Intersegment Sales(2)(3).................................    (227,287)    (172,267)    (148,099)
                                                           ----------   ----------   ----------
          Total(1).......................................  $2,270,555   $2,264,097   $1,246,250
                                                           ==========   ==========   ==========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
                                                                 (EXPRESSED IN THOUSANDS)
          GEOGRAPHIC AREAS:
Net Sales
  Domestic(4)............................................  $2,054,750   $2,077,800   $1,140,027
  Foreign(4).............................................     215,805      186,297      106,223
Long-lived Assets
  Domestic...............................................  $1,834,181   $1,811,931   $2,384,071
  Foreign................................................      88,177       72,397      105,043

---------------

(1) The increase in net sales in 1999 was the result of the acquisition of Quaker State on December 30, 1998. Net sales for 1998 do not include Quaker State.

(2) All net sales for the supply chain investments segment are eliminated in intersegment sales.

(3) Intersegment sales are priced at market. Intersegment sales are from the supply chain investments segment to the lubricants and consumer products segment and from the lubricants and consumer products segment to the Jiffy Lube segment.

(4) Export sales to foreign customers originating from domestic offices are shown in this table as domestic sales.

(14) DISCONTINUED OPERATIONS

     In February 2000, the Company ceased processing crude oil at its Rouseville, Pennsylvania refinery. In April 2000, the Company sold the wax processing facilities and related assets at the Rouseville refinery and its interest in the Bareco wax marketing partnership to Calumet Lubricants Company LP ("Calumet"). In January 2001, the Company sold its share of Penreco, a specialty industrial products partnership with Conoco. In January 2001, the Company announced that it was completing its exit from the refining business by entering into a letter of intent with Calumet for the sale of the Company's Shreveport, Louisiana refinery. Accordingly, the net assets and results of operations of the Company's refining assets and specialty industrial products businesses, including the Shreveport and Rouseville refineries and the Penreco partnership, have been combined and reported as discontinued operations in the accompanying financial statements. In connection with the pending Shreveport refinery disposition, the Company recorded a pretax charge of $138.1 million related to asset impairments and liabilities incurred, including environmental, contract buyouts, severance and other costs. In addition to liabilities incurred in connection with the pending sale, net assets of discontinued operations primarily include accounts receivable, inventory and the Company's investment in the Penreco partnership. The Company has sold or intends to sell these assets during 2001.

     In 1999, the Company recorded a pretax charge of $445.9 million under SFAS No. 121 to reflect the write-down of its Rouseville and Shreveport refineries. In connection with the above action, the Company also accrued $34.1 million in additional expenses related to sale and closure of the Rouseville refinery. These additional expenses included (a) $7.3 million in severance costs (b) $12.0 million in environmental costs for cleanup and removal of tanks and equipment and (c) $14.8 million in other disposal costs.

     Certain components of income (loss) from discontinued operations were as follows:

                                                          YEAR ENDED DECEMBER 31
                                                      -------------------------------
                                                        2000       1999        1998
                                                      --------   ---------   --------
                                                         (EXPRESSED IN THOUSANDS)
Operating revenues..................................  $897,907   $ 706,710   $581,094
Loss from operations before income taxes............   (85,397)   (496,627)   (34,221)
Income tax benefit..................................   (33,732)   (196,168)   (13,517)
Loss from operations, net of taxes..................   (51,665)   (300,459)   (20,704)

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     The estimated loss on the disposition of the refinery and specialty industrial products businesses is summarized below (in thousands):

                                                               2000
                                                              -------
Environmental costs.........................................  $34,600
Contract buyouts............................................   26,661
Severance costs.............................................    6,800
Other.......................................................   (1,233)
                                                              -------
Loss on disposition of discontinued operations..............   66,828
Income tax benefit..........................................  (26,397)
                                                              -------
Total estimated loss on disposal............................  $40,431
                                                              =======

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                SUPPLEMENTAL FINANCIAL INFORMATION -- UNAUDITED

QUARTERLY RESULTS --

                                        OPERATING                                                        INCOME
                                       INCOME FROM                                                     (LOSS)FROM
                                       CONTINUING                      OPERATING     INCOME (LOSS)    DISCONTINUED
                                       OPERATIONS       EFFECT OF     INCOME FROM        FROM        OPERATIONS, NET      NET
                                         BEFORE         ACCOUNTING    CONTINUING      CONTINUING           OF           INCOME
                        REVENUES    ACCOUNTING CHANGE     CHANGE     OPERATIONS(1)    OPERATIONS       INCOME TAX       (LOSS)
                       ----------   -----------------   ----------   -------------   -------------   ---------------   ---------
                                                   (EXPRESSED IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2000
First Quarter........  $  562,417       $ 54,120         $ 4,860       $ 58,980        $ (1,166)        $  (6,634)     $  (7,800)
Second Quarter.......     610,792         74,321           6,036         80,357          19,543            (2,637)        16,906
Third Quarter........     591,464         74,647          (4,574)        70,073           7,508            (1,457)         6,051
Fourth Quarter.......     554,734         18,262            (867)        17,395         (19,963)          (81,368)      (101,331)
                       ----------       --------         -------       --------        --------         ---------      ---------
                       $2,319,407       $221,350         $ 5,455       $226,805        $  5,922         $ (92,096)     $ (86,174)
                       ==========       ========         =======       ========        ========         =========      =========
1999
First Quarter........  $  580,466       $ 45,012         $(9,953)      $ 35,059        $ (5,153)        $  (3,568)     $  (8,721)
Second Quarter.......     607,536         64,167           5,479         69,646          15,538               855         16,393
Third Quarter........     561,977         43,481             (43)        43,438           1,286             3,049          4,335
Fourth Quarter.......     532,243          1,950           9,731         11,681         (22,355)         (300,795)      (323,150)
                       ----------       --------         -------       --------        --------         ---------      ---------
                       $2,282,222       $154,610         $ 5,214       $159,824        $(10,684)        $(300,459)     $(311,143)
                       ==========       ========         =======       ========        ========         =========      =========

                                                           BASIC AND DILUTED EARNINGS (LOSS) PER SHARE(2)
                                               -----------------------------------------------------------------------
                                                  CONTINUING       EFFECT OF
                                               OPERATIONS BEFORE   ACCOUNTING   CONTINUING   DISCONTINUED   NET INCOME
                                               ACCOUNTING CHANGE     CHANGE     OPERATIONS    OPERATIONS      (LOSS)
                                               -----------------   ----------   ----------   ------------   ----------
2000
First Quarter................................       $(0.06)          $ 0.04       $(0.02)       $(0.08)       $(0.10)
Second Quarter...............................         0.20             0.05         0.25         (0.03)         0.22
Third Quarter................................         0.14            (0.04)        0.10         (0.02)         0.08
Fourth Quarter...............................        (0.25)           (0.01)       (0.26)        (1.03)        (1.29)
                                                    ------           ------       ------        ------        ------
                                                    $ 0.03           $ 0.04       $ 0.07        $(1.17)       $(1.10)
                                                    ======           ======       ======        ======        ======
1999
First Quarter................................       $ 0.02           $(0.08)      $(0.06)       $(0.05)       $(0.11)
Second Quarter...............................         0.16             0.04         0.20          0.01          0.21
Third Quarter................................         0.02               --         0.02          0.04          0.06
Fourth Quarter...............................        (0.37)            0.08        (0.29)        (3.85)        (4.14)
                                                    ------           ------       ------        ------        ------
                                                    $(0.18)          $ 0.04       $(0.14)       $(3.86)       $(4.00)
                                                    ======           ======       ======        ======        ======

---------------

(1) Operating income from continuing operations is defined as operating segment earnings before corporate administrative expense, interest expense and income tax expense.

(2) The sum of per share amounts for the quarters does not necessarily equal that for the year because the computations are made independently.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           *3.1(a)       -- Restated Certificate of Incorporation of the Company
                            (filed as exhibit 4.2 to the Current Report on Form 8-K
                            of the Company filed on December 29, 1998 (File No.
                            001-14501) and incorporated herein by reference).
           *3.1(b)       -- Certificate of Designations of Series A Junior
                            Participating Preferred Stock of the Company (filed as
                            exhibit 3.1(b) to the Annual Report on Form 10-K of the
                            Company for the fiscal year ended December 31, 1999 (File
                            No. 001-14501) and incorporated herein by reference).
            3.2          -- By-Laws of the Company.
           *3.3          -- Form of Common Stock Certificate of the Company (filed as exhibit 3.5 to the Registration Statement on Form S-4 of
                            the Company (Registration No. 333-61541) and incorporated
                            herein by reference).
           *3.4          -- Rights Agreement dated as of December 18, 1998 between
                            the Company and The Chase Manhattan Bank (filed as
                            exhibit 1 to the Current Report on Form 8-K of the
                            Company filed on December 18, 1998 (File No. 001-14501)
                            and incorporated herein by reference).
           *4.1          -- Indenture, dated as of February 1, 1999 (the
                            "Indenture"), between the Company and Chase Bank of
                            Texas, National Association, as Trustee (filed as exhibit
                            4.1 to the Current Report on Form 8-K of the Company
                            filed on March 30, 1999 (File No. 001-14501) and
                            incorporated herein by reference).
           *4.2          -- Officer's Certificate dated as of March 30, 1999
                            delivered pursuant to Section 301 of the Indenture,
                            providing for the issuance of the Company's 6 3/4% Notes
                            due 2009 and 7 3/8% Debentures due 2029, including the
                            form of Note and Debenture (filed as exhibit 4.2 to the
                            Current Report on Form 8-K of the Company filed on March
                            30, 1999 (File No. 001-14501) and incorporated herein by
                            reference).
                         The Company is a party to several debt instruments under
                            which the total amount of securities authorized does not
                            exceed 10% of the total assets of the Company and its
                            subsidiaries on a consolidated basis. Pursuant to
                            paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the
                            Company agrees to furnish a copy of such instruments to
                            the Securities and Exchange Commission upon request.
           10.1          -- Amended and Restated Credit Agreement dated December 14,
                            2000 among the Company and the lenders named therein.
         +*10.2          -- Pennzoil-Quaker State Company 1998 Incentive Plan (filed as exhibit 4.3 to the Registration Statement of the
                            Company on Form S-8 (Registration No. 333-69837) and
                            incorporated herein by reference).
          *10.3(a)       -- Pennzoil-Quaker State Company 1999 Long-Term Performance
                            Incentive Program (filed as exhibit 10.3 to the Annual
                            Report on Form 10-K of the Company for the fiscal year
                            ended December 31, 1999 (File No. 001-14501) and
                            incorporated herein by reference).
           10.3(b)       -- Pennzoil-Quaker State Company 2000 Long-Term Performance
                            Incentive Plan.
         +*10.4          -- Form of Indemnification Agreement between Pennzoil-Quaker
                            State Company and directors and executive officers of the
                            Company (filed as exhibit 10.7 to the Registration
                            Statement of the Company on Form S-4 (Registration No.
                            333-61541) and incorporated herein by reference).
         +*10.5          -- Pennzoil-Quaker State Company Deferred Compensation Plan
                            (filed as exhibit 10.4 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
         +*10.6          -- Pennzoil-Quaker State Company Medical Expenses
                            Reimbursement Plan (filed as exhibit 10.5 to the Annual
                            Report on Form 10-K of the Company for the fiscal year
                            ended December 31, 1998 (File No. 001-14501) and
                            incorporated herein by reference).
         +*10.7          -- Pennzoil-Quaker State Company Supplemental Disability
                            Plan (filed as exhibit 10.6 to the Annual Report on Form
                            10-K of the Company for the fiscal year ended December
                            31, 1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.8(a)       -- Pennzoil-Quaker State Company Salary Continuation Plan
                            (filed as exhibit 10.7 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).
          +10.8(b)       -- First Amendment to the Pennzoil-Quaker State Company
                            Salary Continuation Plan effective June 1, 2000.
         +*10.9          -- Pennzoil-Quaker State Company Supplemental Life Insurance
                            Plan (filed as exhibit 10.8 to the Annual Report on Form
                            10-K of the Company for the fiscal year ended December
                            31, 1998 (File No. 001-14501) and incorporated herein by
                            reference).
          +10.10         -- Pennzoil-Quaker State Company Executive Severance Plan,
                            as amended and restated effective June 1, 2000.
         +*10.11         -- Form of Pennzoil-Quaker State Company Supplemental
                            Medical and Retirement Benefits Agreement (filed as
                            exhibit 10.10 to the Annual Report on Form 10-K of the
                            Company for the fiscal year ended December 31, 1998 (File
                            No. 001-14501) and incorporated herein by reference).
          +10.12         -- Form of Pennzoil-Quaker State Company Benefits
                            Acceleration Agreement.
          +10.13         -- Consulting Agreement between the Company and James L.
                            Pate dated May 4, 2000.
          +10.14(a)      -- Amendment to Deferred Compensation Agreement between the
                            Company and James L. Pate dated May 4, 2000.
          +10.14(b)      -- Second Amendment to Deferred Compensation Agreement
                            between the Company and James L. Pate dated July 13,
                            2000.
         +*10.15         -- Employment Agreement between the Company and James J.
                            Postl (filed as exhibit 10.11 to the Annual Report on
                            Form 10-K of the Company for the fiscal year ended
                            December 31, 1998 (File No. 001-14501) and incorporated
                            herein by reference).
          +10.16(a)      -- Deferred Compensation Agreement between the Company and
                            James J. Postl dated May 4, 2000.
          +10.16(b)      -- First Amendment to Deferred Compensation Agreement
                            between the Company and James J. Postl dated July 13,
                            2000.
          +10.17         -- Benefits Agreement between the Company and James W.
                            Shaddix dated November 8, 1999.
           12            -- Computation of Ratio of Earnings to Fixed Charges for the
                            years ended December 31, 2000, 1999, 1998, 1997 and 1996.
           21            -- Subsidiaries of Pennzoil-Quaker State Company.
           23.1          -- Consent of Arthur Andersen LLP.
           23.2          -- Consent of PricewaterhouseCoopers LLP.
           24            -- Powers of Attorney.
           99.1          -- Consolidated Financial Statements of Excel Paralubes.

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           99.2          -- Third Amendment to the Pennzoil-Quaker State Company
                            Savings and Investment Plan.
           99.3          -- Sixth Amendment to the Pennzoil-Quaker State Company
                            Savings and Investment Plan for Hourly Employees.
           99.4          -- Preferability Letter

---------------

* Incorporated by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.