Form 10-Q
period 2001-03-31
PENNZOIL QUAKER STATE CO
filed 2001-05-14
CIK 1068044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2001                              Commission File No. 1-14501

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

Number of shares of stock were outstanding, as of latest practicable date, April 30, 2001:

Common Stock, par value $0.10 per share, 79,031,282 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31
	2001	2000
	(Expressed in thousands
	except per share amounts)
REVENUES	$ 568,944	$ 585,587
COSTS AND EXPENSES
Cost of sales	389,873	382,520
Selling, general and administrative	110,669	158,522
Acquisition related expenses	-	3,955
Depreciation and amortization	24,696	24,969
Taxes, other than income	3,194	3,475
Interest charges, net	24,712	21,641
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAX	15,800	(9,495)
Income tax provision (benefit)	7,095	(8,329)
INCOME (LOSS) FROM CONTINUING OPERATIONS	8,705	(1,166)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	-	(6,634)
NET INCOME (LOSS)	$ 8,705	$ (7,800)
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$ 0.11	$ (0.02)
Discontinued operations	-	(0.08)
	$ 0.11	$ (0.10)
DIVIDENDS PER COMMON SHARE	$ 0.1875	$ 0.1875
AVERAGE SHARES OUTSTANDING:
BASIC	78,836	78,216
DILUTED	80,279	78,216
END OF PERIOD SHARES OUTSTANDING	78,970	78,318
NET INCOME (LOSS)	$ 8,705	$ (7,800)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	(2,476)	(63)
Unrealized gain on investment in securities and other	31	371
Total other comprehensive income (loss)	(2,445)	308
COMPREHENSIVE INCOME (LOSS)	$ 6,260	$ (7,492)
See Notes to Condensed Consolidated Financial Statements.
Page 2 PART I. FINANCIAL INFORMATION - continued

PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
	March 30	December 31
	2001	2000
	(Unaudited)
	(Expressed in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 36,261	$ 38,263
Receivables	351,025	315,710
Inventories	209,636	186,999
Other current assets	73,831	52,775
Total current assets	670,753	593,747
Property, plant and equipment, net	463,341	476,134
Deferred income taxes	273,781	280,813
Goodwill and other intangibles	1,131,555	1,139,413
Other assets	224,001	212,316
Net assets of discontinued operations	36,367	97,259
TOTAL ASSETS	$ 2,799,798	$ 2,799,682
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 18,195	$ 13,786
Accounts payable	176,706	166,056
Payroll accrued	16,202	17,215
Other current liabilities	127,428	121,515
Total current liabilities	338,531	318,572
Total long-term debt, less current maturities	1,195,549	1,194,426
Capital lease obligations, less current maturities	59,972	61,861
Other liabilities	388,445	401,632
TOTAL LIABILITIES	1,982,497	1,976,491
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY	817,301	823,191
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,799,798	$ 2,799,682
See Notes to Condensed Consolidated Financial Statements.
Page 3 PART I. FINANCIAL INFORMATION - continued

PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31
	2001	2000
	(Expressed in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 8,705	$ (7,800)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	24,696	24,969
Deferred income tax	6,873	(12,314)
Earnings in excess of distributions from
equity investees	(6,944)	(2,186)
Other non-cash items	1,705	16,226
Loss from discontinued operations	-	10,963
Changes in accounts receivable	(38,797)	(50,448)
Changes in inventories	(22,551)	(47,814)
Changes in other operating assets and liabilities	(17,499)	5,491
Net cash used in operating activities	(43,812)	(62,913)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,689)	(10,584)
Acquisitions, net of cash acquired	(600)	(64,941)
Proceeds from sales of assets	6,622	3,707
Other investing activities	1,285	(986)
Net cash used in investing activities	(6,382)	(72,804)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) debt	(2,648)	166,137
Dividends paid	(14,784)	(14,581)
Net cash provided by (used in) financing activities	(17,432)	151,556
NET CASH PROVIDED BY (USED IN)
DISCONTINUED OPERATIONS	65,624	(3,804)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(2,002)	12,035

CASH AND CASH EQUIVALENTS, beginning of period	38,263	20,155
CASH AND CASH EQUIVALENTS, end of period	$ 36,261	$ 32,190

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

            During the first quarter of 2001, the Company determined that certain continuing operations had been included as part of the discontinued operations presentation that was initially presented in the Company's December 31, 2000 financial statements. Previously issued financial results have been adjusted herein to appropriately reflect these operations as part of continuing operations. This adjustment had no effect on previously reported income from continuing operations or net income and an insignificant effect on previously reported revenues, cost of sales and certain assets and liability accounts.

(2)       Derivative Instruments -

           At times, the Company has utilized swaps and forward contracts to manage certain risks resulting from fluctuations in interest rates and foreign currency exchange rates. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended which established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this standard did not impact the Company's results of operations or financial position.

            In connection with the issuance of $150.0 million of two-year fixed rate notes in December 2000, Pennzoil-Quaker State entered into a fixed to floating interest rate swap to maintain its mix of variable rate versus fixed rate debt. The Company designated the swap as a fair value hedge. Under SFAS No. 133, changes in the fair value of the swap are recognized currently in earnings along with the offsetting changes in the fair value of the associated debt. At March 31, 2001, the fair market value of the swap of $6.6 million was recorded in other current assets. In March 2001, the Company purchased $6.8 million of the notes and unwound the corresponding swaps. No material gain or loss was recognized on this transaction.

(3)       Summarized Financial Data of Excel Paralubes -

            Pennzoil-Quaker State's net investment in Excel Paralubes, accounted for using the equity method and carried as a credit balance of $64.6 million and $71.6 million at March 31, 2001 and December 31, 2000, respectively, is included in other liabilities on the condensed consolidated balance sheet. Pennzoil-Quaker State's equity in Excel Paralubes' pretax income for the three months ended March 31, 2001 and 2000 of $6.9 million and $2.2 million, respectively, is included in revenues in the condensed consolidated statement of operations and comprehensive income.

            Summarized financial information for Excel Paralubes for the three months ended March 31, 2001 and 2000 on a 100% basis follows:

	Three months ended March 31
	2001	2000
	(Expressed in thousands)
	(Unaudited)
Revenues	$ 123,696	$ 114,864
Operating earnings	24,193	14,470
Net income	13,890	4,373

(4)       Segment Reporting -

            During the first quarter of 2001, the Company realigned its business segments to report five separate operating segments. Results for the first three months of 2000 have been restated to conform with the new presentation. Information with respect to revenues, operating income and other data is presented in the following tables.

(Expressed in Thousands)	Three months ended March 31, 2001
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 305,148	$ 79,672	$ 62,563	$ 83,764	$ 39,392	$ (1,595)	$ 568,944
Intersegment revenues	15,983	5,267	709	-	43,316	(65,275)	-
Total revenues	$ 321,131	$ 84,939	$ 63,272	$ 83,764	$ 82,708	$ (66,870)	$ 568,944
Income before interest
and income taxes	$ 31,268	$ 4,889	$ 1,158	$ 4,973	$ 10,414	$ (12,190)	$ 40,512

(Expressed in Thousands)	Three months ended March 31, 2000
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenes (a)	$ 335,517	$ 79,454	$ 58,691	$ 83,831	$ 25,356	$ 2,738	$ 585,587
Intersegment revenues	14,685	4,633	-	-	42,509	(61,827)	-
Total revenues	$ 350,202	$ 84,087	$ 58,691	$ 83,831	$ 67,865	$ (59,089)	$ 585,587
Income before interest
and income taxes	$ 34,585	$ 12,018	$ 4,951	$ 3,249	$ 5,500	$ (48,157)	$ 12,146

(a) Unaffiliated revenues include sales to unconsolidated affiliates.
(b) Includes consolidating eliminations.

(5)       Debt -

            Pennzoil-Quaker State has a revolving credit facility with a group of banks that provides for up to $450.0 million of committed unsecured revolving credit borrowings through December 13, 2001, with any outstanding borrowings on such date being converted into a term credit facility due on December 13, 2002. Outstanding borrowings were $265.0 million under the revolving credit facility at March 31, 2001 and were classified as long-term debt. The average interest rate applicable to borrowings under the revolving credit facility was 6.78% during the first three months of 2001.

            Pennzoil-Quaker State's Canadian subsidiary also maintains a revolving credit facility with Canadian banks, which provides for up to $17.1 million of committed borrowings through October 28, 2001, with any outstanding borrowings on such date being converted into a term credit facility due on October 28, 2002. As of March 31, 2001 borrowings under the Company's Canadian facility totaled $8.9 million and were classified as long-term debt.

            A U.K. subsidiary of the Company maintains a revolving credit facility that provides for borrowings up to $20.1 million through July 26, 2002. Outstanding borrowings under the facility totaled $17.4 million at March 31, 2001 and were classified as long-term debt.

            In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company's commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State's senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.4% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest on or after June 1, 2001. On March 2, 2001 Standard and Poor's lowered the senior unsecured debt rating for the Company's debt below investment grade. The notes are currently trading above 100% face value plus accrued interest. During March 2001, the Company purchased and retired $6.8 million face amount of these notes and no material gain or loss was recognized. In April, the Company purchased and retired $5.0 million face amount of these notes.

            As of March 31, 2001, $138.2 million of indebtedness under Pennzoil-Quaker State's 8.65% Notes due in 2002 has been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such short - term obligations and the Company's intent to maintain such commitments in excess of one year.

            Debt outstanding was as follows:

	March 31,	December 31,
	2001	2000
	(Expressed in thousands)
7.375% Debentures due 2029, net of discount	$ 398,122	$ 398,105
6.750% Notes due 2009, net of discount	199,184	199,159
8.65% Notes due 2002, net of discount	143,039	149,746
6.625 % Notes due 2005, net of discount	99,724	99,708
Commercial paper	-	57,709
Revolving credit facility	265,000	195,000
Pollution control bonds, net of discount	50,556	50,522
International debt facilities	43,768	51,808
Fair Value of Interest Rate Swap	6,644	1,271
Other debt	7,707	5,184
Total debt	1,213,744	1,208,212
Less amounts classified as current maturities	(18,195)	(13,786)
Total long-term debt	$ 1,195,549	$ 1,194,426

(6)       Earnings Per Share -

            Computations for basic and diluted earnings (loss) per share for the three months ended March 31, 2001 and 2000 consist of the following:

	Three months ended March 31
	2001	2000
	(Expressed in thousands
	except per share amounts)
Income (loss) from continuing operations	$ 8,705	$ (1,166)
Basic weighted average shares	78,836	78,216
Effect of dilutive securities (a)
Options	935	-
Awards	508	-
Diluted weighted average shares	80,279	78,216
Basic and diluted earnings (loss) per share	$ 0.11	$ (0.02)
  A weighted average number of options to purchase 4.7 million shares of common stock were outstanding for the three months ended March 31, 2001 that were not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the common shares. A weighted average number of options to purchase 9.8 million shares of common stock were outstanding for the three months ended March 31, 2000 and awards of 583.7 thousand shares of common stock were outstanding for the three months ended March 31, 2000, but were not included in the computation of diluted earnings per share because these options and awards would have resulted in an antidilutive per share amount.

(7)        Cash Flow Information -

            Cash paid for interest during the three months ended March 31, 2001 and 2000 was $11.1 million and $13.7 million, respectively. Income tax payments (refunds) of $0.1 million and $(0.7) million were paid (received) during the three months ended March 31, 2001 and 2000, respectively.

(8)     Discontinued Operations -

            Based on the results of a strategic review completed in 2000, the Company began to withdraw from the refining business and to dispose of its refineries and related assets. In February 2000, the Company ceased processing crude oil at its Rouseville, Pennsylvania refinery. In April 2000, the Company sold the wax processing facilities and related assets at the Rouseville refinery and its interest in the Bareco wax marketing partnership. In January 2001, the Company sold its share of Penreco, a specialty industrial products partnership with Conoco. In April 2001, the Company completed its exit from the refining business with the sale of the Company's Shreveport, Louisiana refinery to Calumet Lubricants Company, LP. Accordingly, the net assets and results of operations of the Company's refining assets and specialty industrial products businesses, including the Shreveport and Rouseville refineries and the Penreco partnership, have been combined and reported as discontinued operations in the accompanying financial statements.

            No earnings or loss from discontinued operations was reported for the quarter ended March 31, 2001. After-tax losses from discontinued operations for the quarter ended March 31, 2000 totaled $6.6 million ($10.9 million pretax). Operating revenues for discontinued operations for the quarter ended March 31, 2001 was $155.2 million compared to $198.3 million for the same period last year. Included in net cash provided by discontinued operations for the 2001 period are proceeds of $70.0 million from the sale of Penreco.

            In April 2001, Pennzoil-Quaker State completed the sale of its Shreveport, Louisiana, refinery to Calumet Lubricants Company, LP. The Company received $25.2 million from the sale, which consisted of $14.2 million in cash proceeds and a note for $11.0 million. Results of the Shreveport refinery's operations, including the expected loss on its sale of $40.4 million after-tax that was accrued as of December 31, 2000, are included in Pennzoil-Quaker State's discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition

            and Results of Operations

            Pennzoil-Quaker State's operations are conducted primarily through the following five segments: (1) Lubricants, (2) Consumer Products, (3) International, (4) Jiffy Lube and (5) Supply Chain Investments.

Results of Operations

            Net sales for Pennzoil-Quaker State decreased by $15.6 million from the year earlier period, or approximately 2.7% for the quarter ended March 31, 2001, to $560.7 million. The decrease in net sales was primarily a result of the disposition of non-strategic operating assets associated with the Viscosity Oil Division during 2000.

            Income from continuing operations for the quarter ended March 31, 2001 was $8.7 million, or 11 cents per basic share. This compares with a loss from continuing operations of $1.2 million, or 2 cents per basic share for the quarter ended March 31, 2000. The increase in income for the quarter ended March 31, 2001, compared to the same period in 2000, is primarily due to charges associated with the Company's general and administrative cost reduction project recorded in the first quarter of 2000, improved operating results for the Supply Chain Investments segment due to higher base oil margins, and higher results in Jiffy Lube primarily due to higher comparable store sales. These improvements were partially offset by lower results from consumer products, lubricants and international and higher interest expense.

Lubricants

            Net sales for the Lubricants segment were $319.5 million for the quarter ended March 31, 2001, compared to $347.9 million for the same period last year. The decrease in net sales is primarily a result of the disposition of non-strategic operating assets associated with the Viscosity Oil Division during the fourth quarter of 2000. Operating income for this segment was $31.3 million for the quarter ended March 31, 2001, compared to $34.6 million for the same period last year. The decrease in operating income for the quarter ended March 31, 2001 is primarily due to lower volumes partially offset by lower selling, general and administrative expenses.

Consumer Products

            Net sales for the Consumer Products segment were $84.9 million for the quarter ended March 31, 2001, compared to $84.0 million for the same period last year. The increase in net sales is primarily due to increased automotive seat cover and floor mat revenues as a result of the acquisition of Sagaz Industries in early March 2000, partially offset by lower revenues from car washes and cleaners. Operating income for this segment was $4.9 million for the quarter ended March 31, 2001, compared to $12.0 million for the same period last year. The decrease in operating income is primarily due to increased cost of sales.

International

            Net sales for the International segment were $63.1 million for the quarter ended March 31, 2001, compared to $58.5 million for the same period last year. The increase in net sales for the first quarter of 2001 compared to the same period last year is primarily due to acquisitions completed toward the end of the first quarter of 2000 and higher lubricating product prices. These increases were partially offset by lower volumes. Operating income for this segment was $1.2 million for the quarter ended March 31, 2001, compared to $5.0 million for the same period last year. The decrease in operating income is primarily due to lower lubricating product margins resulting from higher base oil costs.

Jiffy Lube

            Net sales for this segment were $82.7 million for the quarter ended March 31, 2001. This compares to net sales of $82.1 million for the same period in 2000. Other income for this segment for the quarter ended March 31, 2000, was $1.1 million compared to $1.7 million for the same period in 2000. Operating income from this segment for the quarter ended March 31, 2001 was $5.0 million compared to $3.2 million for the same period in 2000. The improvement in operating income was primarily due to higher comparable store sales and lower costs.

Supply Chain Investments

            Net sales for this segment, primarily intercompany sales to Lubricants, were $75.8 million for the quarter ended March 31, 2001. This compares to net sales of $65.7 million for the same period in 2000. Other income for this segment for the quarter ended March 31, 2001, was $6.9 million compared to $2.2 million for the same period in 2000. Other income represents the equity income from the 50/50 Excel Paralubes partnership with Conoco Inc., which is recorded using the equity method of accounting. The increase in equity income reflects higher base oil margins. Operating income from this segment for the quarter ended March 31, 2001 was $10.4 million compared to operating income of $5.5 million for the same period in 2000. The increase in operating income for the quarter ended March 31, 2001 was primarily due to higher base oil margins.

Discontinued Operations

            No earnings or loss from discontinued operations was reported for the quarter ended March 31, 2001. After-tax loss from discontinued operations for the quarter ended March 31, 2000 was $6.6 million ($10.9 million pretax). Operating revenues for discontinued operations for the quarter ended March 31, 2001 was $155.2 million compared to $198.3 million for the same period last year.

Corporate Administrative Expense

            Corporate administrative expense decreased $32.4 million to $14.5 million for the quarter ended March 31, 2001, compared to the same period in 2000. The decrease for the quarter ended March 31, 2001 is primarily due to charges in 2000 related to a general and administrative cost reduction project.

Capital Resources and Liquidity

            Cash Flow. As of March 31, 2001, Pennzoil-Quaker State had cash and cash equivalents of $36.3 million. During the quarter ended March 31, 2001, cash and cash equivalents decreased $2.0 million.

           Cash flow used in operating activities for the first three months ended March 31, 2001 decreased due to improved operating results.

            Debt Instruments and Repayments.   Pennzoil-Quaker State has a revolving credit facility with a group of banks that provides for up to $450.0 million of committed unsecured revolving credit borrowings through December 13, 2001, with any outstanding borrowings on such date being converted into a term credit facility due on December 13, 2002. Outstanding borrowings were $265.0 million under the revolving credit facility at March 31, 2001 and were classified as long-term debt. The average interest rate applicable to borrowings under the revolving credit facility was 6.78% during the first three months of 2001.

            Pennzoil-Quaker State's Canadian subsidiary also maintains a revolving credit facility with Canadian banks, which provides for up to $17.1 million of committed borrowings through October 28, 2001, with any outstanding borrowings on such date being converted into a term credit facility due on October 28, 2002. As of March 31, 2001 borrowings under the Company's Canadian facility totaled $8.9 million and were classified as long-term debt.

           A U.K. subsidiary of the Company maintains a revolving credit facility that provides for borrowings up to $20.1 million through July 26, 2002. Outstanding borrowings under the facility totaled $17.4 million at March 31, 2001 and were classified as long-term debt.

            In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company's commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State's senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.4% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest on or after June 1, 2001. On March 2, 2001 Standard and Poor's lowered the senior unsecured debt rating for the Company's debt below investment grade. The notes are currently trading above 100% face value plus accrued interest. In March 2001, the Company purchased and retired $6.8 million face amount of these notes.

            As of March 31, 2001, $138.2 million of indebtedness under Pennzoil-Quaker State's 8.65% Notes due in 2002 has been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such short - term obligations and the Company's intent to maintain such commitments in excess of one year.

            Accounts Receivable. Pennzoil-Quaker State, through its wholly owned subsidiary Pennzoil Receivables Company ("PRC"), sells certain of its accounts receivable to a third party purchaser. PRC is a special limited purpose corporation and the assets of PRC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The Company renewed and increased the receivable sales facility during August 2000. The renewed facility provides for ongoing sales of up to $170.0 million through August 2001, at which time the Company intends to renew the facility. The Company's net accounts receivable sold under its receivable sales facility totaled $139.5 million and $149.1 million at March 31, 2001 and December 31, 2000, respectively.

            The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $275.0 million, through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation ("PLCAC"). The assets of PLCAC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates.  Through March 31, 2001, the Company sold a total of $223.9 million of notes receivable under this agreement, of which $152.6 million were outstanding to the third party purchaser at March 31, 2001. Through December 31, 2000, the Company sold a total of $220.8 million of notes receivable under this agreement, of which $159.0 million were outstanding to the third party purchaser at December 31, 2000.

Disclosures about Market Risk

            The Company's primary exposure to market risk includes changes in interest rates, commodity prices and foreign currency exchange rates.

            In connection with the issuance of $150.0 million of two-year fixed rate notes in December 2000, Pennzoil-Quaker State entered into a fixed to floating interest rate swap to maintain its mix of variable rate versus fixed rate debt. The Company designated the swap as a fair value hedge. Under SFAS No. 133, changes in the fair value of the swap are recognized currently in earnings along with the offsetting changes in the fair value of the associated debt. At March 31, 2001, the fair market value of the swap was $6.6 million. In March 2001, the Company purchased $6.8 million of the notes and unwound the corresponding swaps. No material gain or loss was recognized on this transaction.

            Pennzoil-Quaker State enters into forward exchange contracts and options to hedge the impact of foreign currency fluctuations on certain monetary liabilities and commitments denominated in foreign currencies. The purpose of entering into these hedges is to minimize the impact of foreign currency fluctuations on the results of operations. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. During April 2001, the Company's Canadian subsidiary entered into several foreign currency forward contracts to reduce the impact of fluctuating foreign exchange rates for a total amount of $6.0 million. The contracts will settle over the next four months. The forward contracts are designated as cash flow hedges of forecasted transactions. The forward contracts will be recorded at fair value as an asset or liability on the Company's balance sheet with the effective portion of the gain or loss reported as a component of other comprehensive income and will be reclassified into earnings in the same period during which the transactions are settled.

Forward-Looking Statements - Safe Harbor Provisions

            This quarterly report on Form 10-Q of Pennzoil-Quaker State for the quarter ended March 31, 2001 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. Where, in any forward-looking statements, Pennzoil-Quaker State expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

                 March 31, 2001 and 2000.

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

May 14, 2001