Form 10-Q
period 2001-06-30
PENNZOIL QUAKER STATE CO
filed 2001-08-14
CIK 1068044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2001                              Commission File No. 1-14501

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

Number of shares of stock were outstanding, as of latest practicable date, July 31, 2001:

Common Stock, par value $0.10 per share, 79,347,463 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Expressed in thousands except per share amounts)
REVENUES	$ 604,092	$ 640,637	$ 1,173,036	$ 1,226,224
COSTS AND EXPENSES
Cost of sales	426,840	420,431	816,713	802,951
Selling, general and administrative	126,813	126,680	237,482	285,202
Acquisition related expenses	-	3,844	-	7,799
Depreciation and amortization	30,938	23,363	55,634	48,332
Taxes, other than income	3,919	3,207	7,113	6,682
Interest charges, net	24,165	23,601	48,877	45,242
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAX	(8,583)	39,511	7,217	30,016
Income tax provision (benefit)	(5,837)	19,968	1,258	11,639
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,746)	19,543	5,959	18,377
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2,465)	(2,637)	(2,465)	(9,271)
NET INCOME (LOSS)	$ (5,211)	$ 16,906	$ 3,494	$ 9,106
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$ (0.04)	$ 0.25	$ 0.07	$ 0.23
Discontinued operations	(0.03)	(0.03)	(0.03)	(0.11)
	$ (0.07)	$ 0.22	$ 0.04	$ 0.12
DIVIDENDS PER COMMON SHARE	$ 0.1875	$ 0.1875	$ 0.3750	$ 0.3750
AVERAGE SHARES OUTSTANDING:
BASIC	79,107	78,403	78,971	78,308
DILUTED	79,107	79,641	79,693	78,927
END OF PERIOD SHARES OUTSTANDING	79,261	78,496	79,261	78,496
NET INCOME (LOSS)	$ (5,211)	$ 16,906	$ 3,494	$ 9,106
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	315	(2,509)	(2,161)	(2,572)
Unrealized loss on investment in securities and other	(175)	(494)	(144)	(123)
Total other comprehensive income (loss)	140	(3,003)	(2,305)	(2,695)
COMPREHENSIVE INCOME (LOSS)	$ (5,071)	$ 13,903	$ 1,189	$ 6,411
See Notes to Condensed Consolidated Financial Statements.
PART I. FINANCIAL INFORMATION - continued
PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
	June 30	December 31
	2001	2000
	(Unaudited)
	(Expressed in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 3,683	$ 38,263
Receivables	362,567	315,710
Inventories	214,753	186,999
Other current assets	72,265	52,775
Total current assets	653,268	593,747
Property, plant and equipment, net	458,426	476,134
Deferred income taxes	281,141	280,813
Goodwill and other intangibles	1,116,801	1,139,413
Other assets	218,099	212,316
Net assets of discontinued operations	-	97,259
TOTAL ASSETS	$ 2,727,735	$ 2,799,682
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 12,777	$ 13,786
Accounts payable	152,441	166,056
Payroll accrued	14,538	17,215
Other current liabilities	128,023	121,515
Total current liabilities	307,779	318,572
Total long-term debt, less current maturities	1,163,246	1,194,426
Capital lease obligations, less current maturities	58,702	61,861
Net liabilities of discontinued operations	12,281	-
Other liabilities	387,062	401,632
TOTAL LIABILITIES	1,929,070	1,976,491
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY	798,665	823,191
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,727,735	$ 2,799,682
See Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION - continued

PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30
	2001	2000
	(Expressed in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,494	$ 9,106
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	55,634	48,332
Deferred income tax	(342)	4,916
Earnings in excess of distributions from
equity investees	(5,321)	(6,991)
Other non-cash items	17,770	13,947
Loss from discontinued operations	4,074	15,322
Changes in accounts receivable	(63,995)	(74,484)
Changes in inventories	(32,055)	(49,567)
Changes in accounts payable	(23,381)	(5,971)
Changes in other operating assets and liabilities	(34,782)	3,118
Net cash used in operating activities	(78,904)	(42,272)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(24,963)	(28,152)
Acquisitions, net of cash acquired	(700)	(76,421)
Proceeds from sales of assets	9,592	12,828
Other investing activities	14,382	2,487
Net cash used in investing activities	(1,689)	(89,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) debt	(38,629)	176,910
Dividends paid	(29,628)	(29,285)
Net cash provided by (used in) financing activities	(68,257)	147,625

NET CASH PROVIDED BY (USED IN)
DISCONTINUED OPERATIONS	114,270	(15,275)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(34,580)	820

CASH AND CASH EQUIVALENTS, beginning of period	38,263	20,155

CASH AND CASH EQUIVALENTS, end of period	$ 3,683	$ 20,975

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

(2)       New Accounting Standards -

            In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method. This statement is effective beginning June 30, 2001. The Company does not believe that this standard will have a material impact on its financial position or results of operations.

            In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The provisions of this statement are required to be adopted as of the beginning of the first fiscal year after December 15, 2001. Companies that have a December 31 fiscal year-end, such as Pennzoil-Quaker State, may not early adopt the provisions of the statement. Impairment losses that arise due to the initial application of this statement are to be reported as a cumulative effect of change in accounting principle. Pennzoil-Quaker State has not completed an analysis of the impact of implementing the provisions of this statement. On an annual basis, the Company expects the adoption of SFAS No. 142 to generate an additional $.32 to $.36 basic earnings per share. For the six months ended June 30, 2001, goodwill amortization was $17.8 million.

            In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the periods in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting SFAS No. 143 on its financial statements and has not determined its timing of adoption.

(3)       Derivative Instruments -

           At times, the Company has utilized swaps and forward contracts to manage certain risks resulting from fluctuations in interest rates and foreign currency exchange rates.  On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this standard did not impact the Company's results of operations or financial position.

            In connection with the issuance of $150.0 million of two-year fixed rate notes in December 2000, Pennzoil-Quaker State entered into a fixed-to-floating interest rate swap to maintain its mix of variable rate versus fixed rate debt. The Company designated the swap as a fair value hedge. Under SFAS No. 133, changes in the fair value of the swap are recognized currently in earnings along with the offsetting changes in the fair value of the associated debt. At June 30, 2001, the fair market value of the swap of $3.3 million was recorded in other current assets. During the six months ended June 30, 2001, the Company repurchased notes and unwound the corresponding swap in the amount of $17.8 million. No material gain or loss was recognized on these transactions.

            During the second quarter of 2001, the Company's Canadian subsidiary entered into Canadian dollar foreign currency forward contracts to reduce the cash flow variability of U.S. dollars purchases of inventory. The Company designated these forward contracts as cash flow hedges. Under SFAS No. 133, gains and losses on the forward contracts are recorded in other comprehensive income and then reclassified to earnings as the inventory is sold. The fair market value of the forward contracts was not material. At June 30, 2001, the Company had $5.0 million of foreign currency forward contracts and no material gains or losses were recognized.

(4)       Summarized Financial Data of Excel Paralubes -

            Pennzoil-Quaker State's net investment in Excel Paralubes, accounted for using the equity method and carried as a credit balance of $66.3 million and $71.6 million at June 30, 2001 and December 31, 2000, respectively, is included in other liabilities on the condensed consolidated balance sheet. Pennzoil-Quaker State's equity in Excel Paralubes' pretax income for the three months ended June 30, 2001 and 2000 of $5.8 million and $9.6 million, respectively, is included in revenues in the condensed consolidated statement of operations and comprehensive income. Pennzoil-Quaker State's equity in Excel Paralubes' pretax income for the six months ended June 30, 2001 and 2000 of $12.7 million and $11.7 million, respectively, is included in revenues in the condensed consolidated statement of operations and comprehensive income.

Summarized financial information for Excel Paralubes for the three and six months ended June 30, 2001 and 2000 on a 100% basis follows:

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000
	(Expressed in thousands)
	(Unaudited)
Revenues	$ 101,578	$ 128,646	$ 225,274	$ 243,510
Operating earnings	21,614	29,299	45,807	43,769
Net income	11,545	19,105	25,435	23,478

(5)       Segment Reporting -

            During the first quarter of 2001, the Company realigned its business segments to report five separate operating segments. Results for the three and six months ended June 30, 2000 have been restated to conform with the new presentation. Information with respect to revenues, operating income and other data is presented in the following tables (expressed in thousands).

Three months ended June 30, 2001
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 318,868	$ 96,391	$ 66,139	$ 88,458	$ 36,245	$ (2,009)	$ 604,092
Intersegment revenues	14,835	6,021	-	-	33,769	(54,625)	-
Total revenues	$ 333,703	$ 102,412	$ 66,139	$ 88,458	$ 70,014	$ (56,634)	$ 604,092
Income before interest
and income taxes	$ 32,739	$ (1,498)	$ (12,969)	$ 4,531	$ 8,937	$ (16,158)	$ 15,582
Three months ended June 30, 2000
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 363,530	$ 88,806	$ 64,511	$ 85,979	$ 39,400	$ (1,589)	$ 640,637
Intersegment revenues	15,527	6,735	-	-	49,958	(72,220)	-
Total revenues	$ 379,057	$ 95,541	$ 64,511	$ 85,979	$ 89,358	$ (73,809)	$ 640,637
Income before interest
and income taxes	$ 50,363	$ 8,003	$ 3,900	$ 7,627	$ 13,637	$ (20,418)	$ 63,112
	Six months ended June 30, 2001
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 624,016	$ 176,063	$ 128,702	$172,222	$ 75,637	$ (3,604)	$1,173,036
Intersegment revenues	30,818	11,288	709	-	77,085	(119,900)	-
Total revenues	$ 654,834	$ 187,351	$ 129,411	$172,222	$ 152,722	$ (123,504)	$1,173,036
Income before interest
and income taxes	$ 64,007	$ 3,392	$ (11,811)	$ 9,504	$ 19,351	$ (28,349)	$ 56,094
	Six months ended June 30, 2000
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 699,047	$ 168,260	$ 123,202	$169,810	$ 64,757	$ 1,148	$1,226,224
Intersegment revenues	30,212	11,368	-	-	92,466	(134,046)	-
Total revenues	$ 729,259	$ 179,628	$ 123,202	$169,810	$ 157,223	$ (132,898)	$1,226,224
Income before interest
and income taxes	$ 84,948	$ 20,021	$ 8,851	$ 10,876	$ 19,137	$ (68,575)	$ 75,258

(a)	Unaffiliated revenues include sales to unconsolidated affiliates.
(b) Includes consolidating eliminations.

(6)       Debt -

            Pennzoil-Quaker State has a revolving credit facility with a group of banks that provides for up to $450.0 million of committed unsecured revolving credit borrowings through December 13, 2001, with any outstanding borrowings on such date being converted into a term credit facility due on December 13, 2002. The Company is currently negotiating a replacement multi-year revolving credit facility. Outstanding borrowings were $236.0 million under the revolving credit facility at June 30, 2001 and were classified as long-term debt. The average interest rate applicable to borrowings under the revolving credit facility was 6.26% during the first six months of 2001.

            Pennzoil-Quaker State's Canadian subsidiary also maintains a revolving credit facility with Canadian banks, which provides for up to $17.8 million of committed borrowings through October 28, 2001, with any outstanding borrowings on such date being converted into a term credit facility due on October 28, 2002. As of June 30, 2001 borrowings under the Company's Canadian facility totaled $11.2 million and were classified as long-term debt.

            A U.K. subsidiary of the Company maintains a revolving credit facility that provides for borrowings up to $19.8 million through July 26, 2002. Outstanding borrowings under the facility totaled $19.1 million at June 30, 2001 and were classified as long-term debt.

            In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company's commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State's senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.4% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest on or after June 1, 2001. To date, amounts put to the Company for repurchase have been immaterial. During the six months ended June 30, 2001 Standard and Poor's, Moody's and Fitch lowered the senior unsecured debt rating for the Company's debt below investment grade. The notes are currently trading above 100% face value plus accrued interest. During the six months ended June 30, 2001, the Company chose to purchase and retire $17.8 million face amount of these notes and no material gain or loss was recognized on these transactions.

            As of June 30, 2001, the fair market value of $135.6 million of indebtedness under Pennzoil-Quaker State's 8.65% Notes due in 2002 has been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such short-term obligations and the Company's intent to maintain such commitments in excess of one year.

            Debt outstanding was as follows:

	June 30,	December 31,
	2001	2000
	(Expressed in thousands)
7.375% Debentures due 2029, net of discount	$ 398,139	$ 398,105
6.750% Notes due 2009, net of discount	199,209	199,159
8.65% Notes due 2002, net of discount	135,437	151,017
6.625 % Notes due 2005, net of discount	99,739	99,708
Commercial paper	-	57,709
Revolving credit facility	236,000	195,000
Pollution control bonds, net of discount	50,558	50,522
International debt facilities	49,303	51,808
Other debt	7,638	5,184
Total debt	1,176,023	1,208,212
Less amounts classified as current maturities	(12,777)	(13,786)
Total long-term debt	$ 1,163,246	$ 1,194,426

(7)       Earnings Per Share -

            Computations for basic and diluted earnings (loss) per share for the three and six months ended June 30, 2001 and 2000 consist of the following:

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000
	(Expressed in thousands except per share amounts)
Income (loss) from continuing operations	$ (2,746)	$ 19,543	$ 5,959	$ 18,377
Basic weighted average shares	79,107	78,403	78,971	78,308
Effect of dilutive securities (a)
Options	-	649	468	325
Awards	-	589	254	294
Diluted weighted average shares	79,107	79,641	79,693	78,927
Basic and diluted earnings (loss) per share	$ (0.04)	$ 0.25	$ 0.07	$ 0.23
  A weighted average number of options to purchase 9.1 million shares of common stock and awards of 729.8 thousand shares of common stock were outstanding for the three months ended June 30, 2001, but were not included in the computation of diluted earnings per share because these options and awards would have resulted in an antidilutive per share amount. A weighted average number of options to purchase 6.6 million shares of common stock were outstanding for the three months ended June 30, 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. A weighted average number of options to purchase 6.9 million and 8.2 million shares of common stock were outstanding for the six months ended June 30, 2001 and 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

(8)        Cash Flow Information -

            Cash paid for interest during the six months ended June 30, 2001 and 2000 was $38.3 million and $49.5 million, respectively. Income tax payments (refunds) of $0.4 million and $(1.0) million were paid (received) during the six months ended June 30, 2001 and 2000, respectively.

(9)        Discontinued Operations -

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

            In the second quarter of 2001, the Company revised its estimate of loss from discontinued operations and recorded an after-tax loss of $2.5 million ($4.1 million pretax). After-tax loss from discontinued operations for the quarter and six months ended June 30, 2000 was $2.6 million ($4.4 million pretax) and $9.3 million ($15.3 million pretax). Operating revenues for discontinued operations for the quarter and six months ended June 30, 2001 were $56.1 million and $211.2 million compared to $213.4 million and $411.7 million for the same periods last year. Included in net cash provided by discontinued operations for the 2001 period are proceeds of $70.0 million from the sale of Penreco and $25.2 million from the sale of the Shreveport, Louisiana, refinery.

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

(10)       Restructuring Charges -

            In the second quarter of 2001, the Company recorded a $28.5 million pretax charge to accrue the costs associated with a restructuring program to reduce costs, streamline operations and position the Company to continue its long-term growth plan. The charge related to two operating segments as follows: Consumer Products - $11.8 million and International - $16.7 million. Included in the $16.7 million of International charges were charges of $6.5 million associated with the impairment of goodwill. The Company is reducing the number of employees and closing and consolidating warehouses and office space. The restructuring is expected to be completed by the first quarter of 2002. Current period charges primarily included severance for approximately 362 administrative and operational employees, the accrual for the closure and consolidation of warehouses, consolidation of office space and inventory reductions and disposals related to changes in marketing strategy. All of the 362 employees have been terminated or notified of a termination date. The severance payments for the former employees are expected to be paid out over a minimum period of two months with a maximum period of up to two years. The remaining accrual at June 30, 2001 was $9.6 million recorded in other current liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition

            and Results of Operations

            Pennzoil-Quaker State's operations are conducted primarily through the following five segments: (1) Lubricants, (2) Consumer Products, (3) International, (4) Jiffy Lube and (5) Supply Chain Investments.

Results of Operations

            Net sales for Pennzoil-Quaker State were $596.7 million for the quarter ended June 30, 2001, a decrease of $31.1 million, or approximately 4.9% from the same period in 2000. Net sales for Pennzoil-Quaker State were $1,157.4 million for the six months ended June 30, 2001, a decrease of $46.6 million, or approximately 3.9% from the same period in 2000. The decrease in net sales was primarily a result of the disposition of non-strategic operating assets during 2000 along with the factors discussed below.

            Loss from continuing operations for the quarter ended June 30, 2001 was $2.7 million, or 4 cents per basic share. This compares with income from continuing operations of $19.5 million, or 25 cents per basic share for the quarter ended June 30, 2000. Income from continuing operations for the six months ended June 30, 2001 was $6.0 million, or 7 cents per basic share. This compares with income from continuing operations of $18.4 million, or 23 cents per basic share for the quarter ended June 30, 2000. The decrease in income from continuing operations for the quarter ended June 30, 2001, compared to the same period in 2000, is primarily due to charges associated with the Company's restructuring program recorded in the second quarter of 2001, lower results from the Lubricants segment due to lower sales volumes and margins and lower results from the Supply Chain Investments segment due to lower volumes produced at Excel Paralubes, as restricted hydrogen supply and operating issues caused unforeseen downtime. The decrease in income for the six months ended June 30, 2001, compared to the same period in 2000, is primarily due to lower operating income from the Lubricants, Consumer Products and International segments and higher interest expense.

Lubricants

            Net sales for the Lubricants segment were $331.6 million and $651.1 million for the quarter and six months ended June 30, 2001, compared to $376.4 million and $724.3 million for the same periods last year. The decrease in net sales is primarily a result of the disposition of non-strategic operating assets sold in 2000 and lower sales volumes from remaining assets as a result of continued softness in the automotive sector. Operating income for this segment was $32.7 million and $64.0 million for the quarter and six months ended June 30, 2001, compared to $50.4 million and $84.9 million for the same periods last year. The decrease in operating income for the quarter and six months ended June 30, 2001 is primarily due to lower sales volumes and margins.

Consumer Products

            Net sales for the Consumer Products segment were $102.4 million and $187.3 million for the quarter and six months ended June 30, 2001, compared to $95.5 million and $179.6 million for the same periods last year. The increase in net sales for the quarter and six months ended June 30, 2001 is primarily due to increased automotive seat cover and floor mat revenues as a result of the acquisition of Sagaz Industries in early March 2000, partially offset by lower revenues from car washes and cleaners. Operating income (loss) for this segment was $(1.5) million and $3.4 million for the quarter and six months ended June 30, 2001, compared to $8.0 million and $20.0 million for the same periods last year. The decrease in operating income for the quarter ended June 30, 2001, compared to the same period in 2000, is primarily due to restructuring charges recorded in selling, general and administrative expense of $11.8 million. The decrease in operating income for the six months ended June 30, 2001, compared to the same period in 2000, is primarily due to restructuring charges and increased cost of sales associated with automotive chemical products in the first quarter of 2001.

International

            Net sales for the International segment were $66.2 million and $129.3 million for the quarter and six months ended June 30, 2001, compared to $63.3 million and $121.8 million for the same periods last year. The increase in net sales for the second quarter and six months ended June 30, 2001 compared to the same periods last year is primarily due to acquisitions completed in March and April of 2000 and higher lubricating product prices. Operating income (loss) for this segment was $(13.0) million and $(11.8) million for the quarter and six months ended June 30, 2001, compared to $3.9 million and $8.9 million for the same periods last year. Included in the operating loss for the quarter and six months ended June 30, 2001 are restructuring charges of $16.7 million for severance, costs associated with vacating offices and warehouses, cancellation of equipment and auto leases with other fixed asset disposal costs. The restructuring charges recorded during the three months ended June 30, 2001 included a $6.0 million charge to cost of sales, a $4.2 million charge to selling, general and administrative expense and a $6.5 million goodwill impairment charge to depreciation and amortization expense.

            Excluding the restructuring charges, operating income was down $0.2 million for the quarter ended June 30, 2001, compared to the same period last year. The decrease in operating income was primarily due to lower margins which were partially offset by higher volumes and lower selling, general and administrative expenses. Excluding the restructuring charges, operating income for the six months ended June 30, 2001, was down $4.0 million compared to the same period last year. The decrease is primarily due to lower margins, partially offset by higher volumes and lower selling, general and administrative expenses.

Jiffy Lube

            Net sales for this segment were $86.8 million and $169.5 million for the quarter and six months ended June 30, 2001. This compares to net sales of $84.8 million and $166.9 million for the same periods in 2000. Other income for this segment for the quarter and six months ended June 30, 2001, was $1.6 million and $2.7 million compared to $1.2 million and $2.9 million for the same periods in 2000. Operating income from this segment for the quarter ended June 30, 2001 was $4.5 million and $9.5 million compared to $7.6 million and $10.9 million for the same periods in 2000. The decrease in operating income for the quarter and six months ended June 30, 2001 is primarily due to increased cost of sales due to higher labor costs, motor oil costs and utilities.

Supply Chain Investments

            Net sales for this segment, primarily intercompany sales to Lubricants, were $64.2 million and $140.0 million for the quarter and six months ended June 30, 2001. This compares to net sales of $79.8 million and $145.5 million for the same periods in 2000. Other income for this segment for the quarter and six months ended June 30, 2001, was $5.8 million and $12.7 million compared to $9.6 million and $11.7 million for the same periods in 2000. Other income represents the equity income from the 50/50 Excel Paralubes partnership with Conoco Inc., which is recorded using the equity method of accounting. The decrease in equity income for the quarter ended June 30, 2001 is primarily due to lower volumes produced at Excel Paralubes, as restricted hydrogen supply and operating issues caused unforeseen downtime. Operating income from this segment for the quarter and six months ended June 30, 2001 was $8.9 million and $19.3 million compared to operating income of $13.6 million and $19.1 million for the same periods in 2000. The decrease in operating income for the quarter ended June 30, 2001 reflects the lower volumes.

Discontinued Operations

            In the second quarter of 2001, the Company revised its estimate of loss from discontinued operations and recorded an after-tax loss of $2.5 million ($4.1 million pretax). After-tax loss from discontinued operations for the quarter and six months ended June 30, 2000 was $2.6 million ($4.4 million pretax) and $9.3 million ($15.3 million pretax). Operating revenues for discontinued operations for the quarter and six months ended June 30, 2001 were $56.1 million and $211.2 million compared to $213.4 million and $411.7 million for the same periods last year.

Corporate Administrative Expense

            Corporate administrative expense decreased $3.7 million to $13.5 million for the quarter ended June 30, 2001, compared to the same period in 2000. Corporate administrative expense decreased $36.1 million to $27.9 million for the six months ended June 30, 2001, compared to the same period in 2000. The decrease for the six months ended June 30, 2001 is primarily due to charges in 2000 related to a general and administrative cost reduction project.

Capital Resources and Liquidity

            Cash Flow. As of June 30, 2001, Pennzoil-Quaker State had cash and cash equivalents of $3.7 million. During the six months ended June 30, 2001, cash and cash equivalents decreased $34.6 million as a result of the repayment of debt. The increase in cash used in operating activities is due to an increase in working capital as a result of seasonality in the automotive sector and payments associated with severance and discontinued operations.

            Liquidity. The Company believes that it has sufficient availability under its credit facilities to fund working capital needs and capital expenditures if necessary. In the event of cash flow constraints, capital expenditures could be postponed to fund other obligations if required.

            Debt Instruments and Repayments.   Pennzoil-Quaker State has a revolving credit facility with a group of banks that provides for up to $450.0 million of committed unsecured revolving credit borrowings through December 13, 2001, with any outstanding borrowings on such date being converted into a term credit facility due on December 13, 2002. Outstanding borrowings were $236.0 million under the revolving credit facility at June 30, 2001 and were classified as long-term debt. The average interest rate applicable to borrowings under the revolving credit facility was 6.26% during the first six months of 2001.

            Pennzoil-Quaker State's Canadian subsidiary also maintains a revolving credit facility with Canadian banks, which provides for up to $17.8 million of committed borrowings through October 28, 2001, with any outstanding borrowings on such date being converted into a term credit facility due on October 28, 2002. As of June 30, 2001 borrowings under the Company's Canadian facility totaled $11.2 million and were classified as long-term debt.

            A U.K. subsidiary of the Company maintains a revolving credit facility that provides for borrowings up to $19.8 million through July 26, 2002. Outstanding borrowings under the facility totaled $19.1 million at June 30, 2001 and were classified as long-term debt.

            In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company's commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State's senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.4% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest on or after June 1, 2001. To date, amounts put to the Company for repurchase have been immaterial. During the six months ended June 30, 2001 Standard and Poor's, Moody's and Fitch lowered the senior unsecured debt rating for the Company's debt below investment grade. The notes are currently trading above 100% face value plus accrued interest. During the first six months ended June 30, 2001, the Company chose to purchase and retire $17.8 million face amount of these notes.

            As of June 30, 2001, the fair market value of $135.6 million of indebtedness under Pennzoil-Quaker State's 8.65% Notes due in 2002 has been classified as long-term debt. Such debt classification is based upon the availability of committed long-term credit facilities to refinance such short-term obligations and the Company's intent to maintain such commitments in excess of one year.

            Accounts Receivable. Pennzoil-Quaker State, through its wholly owned subsidiary Pennzoil Receivables Company ("PRC"), sells certain of its accounts receivable to a third party purchaser. PRC is a special limited purpose corporation and the assets of PRC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The Company renewed and increased the receivable sales facility during August 2000. The renewed facility provides for ongoing sales of up to $170.0 million through August 2001. The Company is in the process of renewing the facility. The Company's net accounts receivable sold under its receivable sales facility totaled $125.6 million and $149.1 million at June 30, 2001 and December 31, 2000, respectively.

            The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $275.0 million, through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation ("PLCAC"). The assets of PLCAC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. Through June 30, 2001, the Company sold a total of $217.1 million of notes receivable under this agreement, of which $148.5 million were outstanding to the third party purchaser at June 30, 2001. Through December 31, 2000, the Company sold a total of $212.5 million of notes receivable under this agreement, of which $159.0 million were outstanding to the third party purchaser at December 31, 2000.

Disclosures about Market Risk

            The Company's primary exposure to market risk includes changes in interest rates and foreign currency exchange rates.

            In connection with the issuance of $150.0 million of two-year fixed rate notes in December 2000, Pennzoil-Quaker State entered into a fixed-to-floating interest rate swap to maintain its mix of variable rate versus fixed rate debt. The Company designated the swap as a fair value hedge. Under SFAS No. 133, changes in the fair value of the swap are recognized currently in earnings along with the offsetting changes in the fair value of the associated debt. During the six months ended June 30, 2001, the Company repurchased notes and unwound the corresponding swap in the amount of $17.8 million. No material gain or loss was recognized on these transactions.

            Pennzoil-Quaker State enters into forward exchange contracts and options to hedge the impact of foreign currency fluctuations on certain monetary liabilities and commitments denominated in foreign currencies. The purpose of entering into these hedges is to minimize the impact of foreign currency fluctuations on the results of operations. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. During the second quarter of 2001, the Company's Canadian subsidiary entered into Canadian dollar foreign currency forward contracts to hedge the cash flow variability of U.S. dollars purchases of inventory for a total amount of $16.0 million of which $11.0 million of the foreign currency contracts were settled during the quarter. The remaining contracts will settle over the next four months. The forward contracts are designated as cash flow hedges of forecasted transactions. The forward contracts are recorded at fair value as an asset or liability on the Company's balance sheet with the effective portion of the gain or loss reported as a component of other comprehensive income and will be reclassified into earnings in the same period during which the transactions are settled. At June 30, 2001, the Company had $5.0 million of foreign currency forward contracts and no material gains or losses were recognized.

Forward-Looking Statements - Safe Harbor Provisions

            This quarterly report on Form 10-Q of Pennzoil-Quaker State for the quarter ended June 30, 2001 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. Where, in any forward-looking statements, Pennzoil-Quaker State expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)     Annual Meeting of Shareholders

         May 3, 2001

(b)                                                                                                                                Broker

         Proposals                                    For           Against      Withheld     Abstain     Non-Votes

         Election of Directors

           W. L. Lyons Brown, Jr.         68,703,179       -          1,515,941           -                 -

           H. John Greeniaus                  68,713,056        -          1,506,064           -                 -

           James J. Postl                         68,707,187       -          1,511,933           -                 -

           Terry L. Savage                      68,680,986       -          1,538,134           -                 -

         Approval of Appointment

            of Arthur Andersen LLP

            As Independent Public

            Accountants                         68,647,419      1,321,393           -         250,308           -

Approval of 2001

            Incentive Plan                      46,618,569    23,147,908           -         451,248            -

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits -

         12    Computation of Ratio of Earnings to Fixed Charges for the six months ended

                 June 30, 2001 and 2000.

(b)    Reports -

               During the second quarter of 2001, Pennzoil-Quaker State filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

Date of Report                                       Items Reported

May 15, 2001                                        Information related to Pennzoil-Quaker State’s sale of its Shreveport, Louisiana                                                               refinery to Calumet Lubricants Company, LP.

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

August 13, 2001