Form 10-Q
period 2001-09-30
PENNZOIL QUAKER STATE CO
filed 2001-11-07
CIK 1068044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001                              Commission File No. 1-14501

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

Number of shares of stock were outstanding, as of latest practicable date, October 31, 2001:

Common Stock, par value $0.10 per share, 79,515,317 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
	(Expressed in thousands except per share amounts)
REVENUES	$ 596,050	$ 617,805	$1,769,086	$1,844,029
COSTS AND EXPENSES
Cost of sales	404,177	412,452	1,220,890	1,215,403
Selling, general and administrative	115,394	119,996	352,876	405,198
Acquisition related expenses	-	4,558	-	12,357
Depreciation and amortization	24,970	24,111	80,604	72,443
Taxes, other than income	3,541	3,321	10,654	10,003
Interest charges, net	22,659	24,334	71,536	69,576
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX	25,309	29,033	32,526	59,049
Income tax provision	20,691	21,525	21,949	33,164
INCOME FROM CONTINUING OPERATIONS	4,618	7,508	10,577	25,885
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3,782)	(1,457)	(6,247)	(10,728)
NET INCOME	$ 836	$ 6,051	$ 4,330	$ 15,157
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$ 0.06	$ 0.10	$ 0.13	$ 0.33
Discontinued operations	(0.05)	(0.02)	(0.08)	(0.13)
	$ 0.01	$ 0.08	$ 0.05	$ 0.20
DIVIDENDS PER COMMON SHARE	$ 0.0250	$ 0.1875	$ 0.4000	$ 0.5625
AVERAGE SHARES OUTSTANDING:
BASIC	79,365	78,573	79,100	78,395
DILUTED	81,175	79,910	80,184	79,254
END OF PERIOD SHARES OUTSTANDING	79,449	78,663	79,449	78,663
NET INCOME	$ 836	$ 6,051	$ 4,330	$ 15,157
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	889	2,275	(1,272)	(297)
Unrealized gain (loss) on investment in securities and other	95	(247)	(49)	(370)
Total other comprehensive income (loss)	984	2,028	(1,321)	(667)
COMPREHENSIVE INCOME	$ 1,820	$ 8,079	$ 3,009	$ 14,490
See Notes to Condensed Consolidated Financial Statements.
PART I. FINANCIAL INFORMATION - continued
PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
	September 30	December 31
	2001	2000
	(Unaudited)
	(Expressed in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 582	$ 38,263
Receivables	349,222	315,710
Inventories	224,872	186,999
Other current assets	78,904	52,775
Total current assets	653,580	593,747
Property, plant and equipment, net	453,299	476,134
Deferred income taxes	264,566	280,813
Goodwill and other intangibles	1,110,251	1,139,413
Other assets	222,348	212,316
Net assets of discontinued operations	-	97,259
TOTAL ASSETS	$ 2,704,044	$ 2,799,682
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 170,632	$ 13,786
Accounts payable	154,147	166,056
Payroll accrued	15,222	17,215
Other current liabilities	143,600	121,515
Total current liabilities	483,601	318,572
Total long-term debt, less current maturities	978,083	1,194,426
Capital lease obligations, less current maturities	57,014	61,861
Net liabilities of discontinued operations	5,090	-
Other liabilities	377,671	401,632
TOTAL LIABILITIES	1,901,459	1,976,491
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY	802,585	823,191
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,704,044	$ 2,799,682
See Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION - continued
PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 30
	2001	2000
	(Expressed in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 4,330	$ 15,157
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	80,604	72,443
Deferred income tax	16,126	23,451
Earnings in excess of distributions from
equity investees	(8,143)	(2,435)
Other non-cash items	22,248	12,440
Loss from discontinued operations	10,326	17,731
Changes in accounts receivable	(60,561)	(42,223)
Changes in inventories	(42,174)	(48,782)
Changes in accounts payable	(20,360)	(20,876)
Changes in other operating assets and liabilities	(20,339)	10,268
Net cash provided by (used in) operating activities	(17,943)	37,174

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(38,437)	(49,646)
Acquisitions, net of cash acquired	(700)	(76,282)
Proceeds from sales of assets	12,454	21,485
Other investing activities	4,634	4,260
Net cash used in investing activities	(22,049)	(100,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) debt	(67,400)	171,307
Dividends paid	(31,613)	(44,020)
Net cash provided by (used in) financing activities	(99,013)	127,287

NET CASH PROVIDED BY (USED IN)
DISCONTINUED OPERATIONS	101,324	(62,108)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(37,681)	2,170

CASH AND CASH EQUIVALENTS, beginning of period	38,263	20,155

CASH AND CASH EQUIVALENTS, end of period	$ 582	$ 22,325

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

(2)       New Accounting Standards -

            In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method on all business combinations initiated after June 30, 2001.

            In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. For the nine months ended September 30, 2001, goodwill amortization was $26.5 million. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The provisions of this statement are required to be adopted as of the beginning of the first fiscal year after December 15, 2001. Impairment losses that arise due to the initial application of this statement are to be reported as a cumulative effect of change in accounting principle. Pennzoil-Quaker State has not completed an analysis of the impact of implementing the provisions of this statement.

            In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 143 on its financial position and results of operations and has not determined its timing of adoption.

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and replaces the accounting and reporting provisions for segments of a business to be disposed of Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows. SFAS No. 144 requires that long-lived assets to be disposed of other than by sales be considered held and used until it is actually disposed of and requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that long-lived assets to be disposed of by sale be measured at the lower of its carrying amount or fair value less selling costs, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of or is classified as held for sale. The standard is effective for fiscal years beginning after December 15, 2001 and early adoption is encouraged. The Company has not yet determined its timing of adoption.

(3)       Derivative Instruments -

           At times, the Company has utilized swaps and forward contracts to manage certain risks resulting from fluctuations in interest rates and foreign currency exchange rates.  On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which established accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of this standard did not impact the Company's results of operations or financial position.

            In connection with the issuance of $150.0 million of two-year fixed rate notes in December 2000, Pennzoil-Quaker State entered into a fixed-to-floating interest rate swap to maintain its mix of variable rate versus fixed rate debt. The Company designated the swap as a fair value hedge. Under SFAS No. 133, changes in the fair value of the swap are recognized currently in earnings along with the offsetting changes in the fair value of the associated debt. At September 30, 2001, the fair market value of the swap of $5.0 million was recorded in other current assets. During the nine months ended September 30, 2001, the Company repurchased notes and unwound the corresponding swap in the amount of $24.5 million. Pretax gains of $0.4 million were recognized on these transactions as of September 30, 2001.

            During the nine months ended September 30, 2001, the Company's Canadian subsidiary entered into Canadian dollar foreign currency forward contracts to reduce the cash flow variability of U.S. dollars purchases of inventory. The Company designated these forward contracts as cash flow hedges. Under SFAS No. 133, gains and losses on the forward contracts are recorded in other comprehensive income and then reclassified to earnings as the inventory is sold. The fair market value of the forward contracts was not material. As of September 30, 2001, the Company had $3.5 million of foreign currency forward contracts. The remaining contracts totaling $3.5 million were settled on October 30, 2001 and there are no remaining contracts outstanding.

(4)       Summarized Financial Data of Excel Paralubes -

            Pennzoil-Quaker State's net investment in Excel Paralubes, accounted for using the equity method and carried as a credit balance of $63.4 million and $71.6 million at September 30, 2001 and December 31, 2000, respectively, is included in other liabilities on the condensed consolidated balance sheet. Pennzoil-Quaker State's equity in Excel Paralubes' pretax income for the three months ended September 30, 2001 and 2000 of $10.3 million and $7.8 million, respectively, and for the nine months ended September 30, 2001 and 2000 of $23.0 million and $19.6 million, respectively, is included in revenues in the condensed consolidated statement of operations and comprehensive income.

            Summarized financial information for Excel Paralubes for the three and nine months ended September 30, 2001 and 2000 on a 100% basis follows:

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
	(Expressed in thousands)
	(Unaudited)
Revenues	$ 122,999	$ 135,715	$ 348,273	$ 379,225
Operating earnings	30,375	25,756	76,182	69,525
Net income	20,645	15,688	46,080	39,166

(5)       Segment Reporting -

            During the first quarter of 2001, the Company realigned its business segments to report five separate operating segments. Results for the three and nine months ended September 30, 2000 have been restated to conform with the new presentation. Information with respect to revenues, operating income and other data is presented in the following tables (expressed in thousands).

Three months ended September 30, 2001
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 311,799	$ 80,972	$ 63,421	$ 88,210	$ 53,253	$ (1,605)	$ 596,050
Intersegment revenues	15,497	3,994	-	-	39,173	(58,664)	-
Total revenues	$ 327,296	$ 84,966	$ 63,421	$ 88,210	$ 92,426	$ (60,269)	$ 596,050
Income (loss) before
interest and income taxes	$ 31,982	$ 6,086	$ 5,144	$ 6,416	$ 15,588	$ (17,248)	$ 47,968

Three months ended September 30, 2000
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 349,954	$ 76,115	$ 66,189	$ 87,317	$ 34,186	$ 4,044	$ 617,805
Intersegment revenues	15,125	3,278	-	-	49,744	(68,147)	-
Total revenues	$ 365,079	$ 79,393	$ 66,189	$ 87,317	$ 83,930	$ (64,103)	$ 617,805
Income (loss) before
interest and income taxes	$ 39,722	$ 4,736	$ 2,254	$ 7,921	$ 11,859	$ (13,125)	$ 53,367

Nine months ended September 30, 2001
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 935,815	$ 257,036	$ 192,123	$ 260,432	$ 128,889	$ (5,209)	$ 1,769,086
Intersegment revenues	46,315	15,282	709	-	116,258	(178,564)	-
Total revenues	$ 982,130	$ 272,318	$ 192,832	$ 260,432	$ 245,147	$ (183,773)	$ 1,769,086
Income (loss) before
interest and income taxes	$ 95,989	$ 9,478	$ (6,667)	$ 15,920	$ 34,939	$ (45,597)	$ 104,062

Nine months ended September 30, 2000
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 1,049,001	$ 244,375	$ 189,391	$ 257,127	$ 98,943	$ 5,192	$ 1,844,029
Intersegment revenues	45,337	14,646	-	-	142,210	(202,193)	-
Total revenues	$ 1,094,338	$ 259,021	$ 189,391	$ 257,127	$ 241,153	$ (197,001)	$ 1,844,029
Income (loss) before
interest and income taxes	$ 124,670	$ 24,757	$ 11,105	$ 18,797	$ 30,996	$ (81,700)	$ 128,625

(a)	Unaffiliated revenues include sales to unconsolidated affiliates.
(b)	Includes consolidating eliminations.

(6)       Debt -

           Pennzoil-Quaker State entered into a new $348 million senior secured revolving credit facility on November 2, 2001. Under the facility, $325 million is available on a revolving basis until November 2, 2004 and $23 million is available on a revolving basis until November 1, 2002. Outstanding revolving credit borrowings under the Company's previous revolving credit facility were $218.0 million at September 30, 2001 and were classified as long-term debt. The average interest rate applicable to the company's revolving credit borrowings was 5.86% during the first nine months of 2001.

           On November 2, 2001, the Company issued $250.0 million of 10% Senior Notes due 2008. Net proceeds of $242.8 million were used to pay down all outstanding revolving credit borrowings under the Company's previous revolving credit facility and increase cash on hand.

            Pennzoil-Quaker State's Canadian subsidiary also maintains a revolving credit facility with Canadian banks, which provides for up to $17.8 million of committed borrowings through November 9, 2001, with any outstanding borrowings on such date being converted into a term credit facility due on October 28, 2002. The revolving credit facility is currently being renewed and amended. As of September 30, 2001 borrowings under the Company's Canadian facility totaled $7.6 million and were classified as short-term debt.

            A U.K. subsidiary of the Company maintains a revolving credit facility that provides for borrowings up to $20.6 million through July 26, 2002. Outstanding borrowings under the facility totaled $19.9 million at September 30, 2001 and were classified as short-term debt.

            In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company's commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State's senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.40% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest on or after June 1, 2001. During the nine months ended September 30, 2001 Standard and Poor's, Moody's and Fitch lowered the senior unsecured debt rating for the Company's debt below investment grade. To date, amounts put to the Company for repurchase have been immaterial. The notes, which are carried at fair market value due to the interest rate swaps discussed in Note 3, are currently trading above 100% face value plus accrued interest. During the nine months ended September 30, 2001, the Company chose to purchase and retire $24.5 million face amount of these notes and pretax gains of $0.4 million were recognized on these transactions. As of September 30, 2001, the carrying amount of $130.4 million of indebtedness under Pennzoil-Quaker State's 9.40% Notes due in 2002 (formerly 8.65% Notes due in 2002) has been classified as short-term debt.

            Debt outstanding was as follows:

	September 30,	December 31,
	2001	2000
	(Expressed in thousands)
7.375% Debentures due 2029, net of discount	$ 398,156	$ 398,105
6.750% Notes due 2009, net of discount	199,235	199,159
9.40% Notes due 2002, at market value, net of discount	130,377	151,017
6.625 % Notes due 2005, net of discount	99,754	99,708
Commercial paper	-	57,709
Revolving credit facility	218,000	195,000
Pollution control bonds, net of discount	50,559	50,522
International debt facilities	45,056	51,808
Other debt	7,578	5,184
Total debt	1,148,715	1,208,212
Less amounts classified as current maturities	(170,632)	(13,786)
Total long-term debt	$ 978,083	$ 1,194,426

(7)       Earnings Per Share -

            Computations for basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 consist of the following:

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
	(Expressed in thousands except per share amounts)
Income from continuing operations	$ 4,618	$ 7,508	$ 10,577	$ 25,885
Basic weighted average shares	79,365	78,573	79,100	78,395
Effect of dilutive securities (a)
Options	1,096	772	677	474
Awards	714	565	407	385
Diluted weighted average shares	81,175	79,910	80,184	79,254
Basic and diluted earnings per share	$ 0.06	$ 0.10	$ 0.13	$ 0.33

(a)  A weighted average number of options to purchase 5.9 million shares of common stock and 6.3 million shares of common stock were outstanding for the three months ended September 30, 2001 and 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. A weighted average number of options to purchase 5.5 million and 7.6 million shares of common stock were outstanding for the nine months ended September 30, 2001 and 2000, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

(8)        Cash Flow Information -

            Cash paid for interest during the nine months ended September 30, 2001 and 2000 was $55.9 million and $60.8 million, respectively. Income tax payments (refunds) of $0.7 million and ($7.3) million were paid (received) during the nine months ended September 30, 2001 and 2000, respectively.

(9)        Discontinued Operations -

            Based on the results of a strategic review completed in 2000, the Company began to withdraw from the refining business and to dispose of its refineries and related assets. In April 2001, the Company completed its exit from the refining business with the sale of the Company's Shreveport, Louisiana, refinery to Calumet Lubricants Company, LP. Accordingly, the net liabilities for September 30, 2001, net assets for December 31, 2000 and results of operations of the Company's refining assets and specialty industrial products businesses have been combined and reported as discontinued operations in the accompanying financial statements.

            In the third quarter the Company revised its estimate of loss from discontinued operations and recorded an after-tax loss of $3.8 million ($6.3 million pretax). After-tax loss from discontinued operations for the nine months ended September 30, 2001 was $6.3 million ($10.3 million pretax). After-tax loss from discontinued operations for the quarter and nine months ended September 30, 2000 was $1.5 million ($2.5 million pretax) and $10.7 million ($17.7 million pretax), respectively. Operating revenues for discontinued operations for the quarter and nine months ended September 30, 2001 were $6.1 million and $217.4 million compared to $180.6 million and $592.3 million for the same periods last year. Included in net cash provided by discontinued operations for the 2001 period are proceeds of $70.0 million from the sale of Penreco and $25.2 million from the sale of the Shreveport, Louisiana, refinery.

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

(10)       Restructuring Charges -

            In the second quarter of 2001, the Company recorded a $28.5 million pretax charge to accrue the costs associated with a restructuring program to reduce costs, streamline operations and position the Company to continue its long-term growth plan. The charge related to two operating segments as follows: Consumer Products - $11.8 million and International - $16.7 million. The Company is reducing the number of employees and closing and consolidating warehouses and office space. Second quarter charges primarily included severance for approximately 362 administrative and operational employees, the accrual for the closure and consolidation of warehouses, consolidation of office space and inventory reductions and disposals related to changes in marketing strategy. All of the 362 employees had been terminated or notified of a termination date by June 30, 2001. Included in the $16.7 million of International charges were charges of $6.5 million associated with the impairment of goodwill.

            In the third quarter of 2001, the Company recorded a $6.5 million pretax charge to accrue additional costs associated with the restructuring program which related to two operating segments as follows: Lubricants - $6.0 million and Consumer Products - $0.5 million. Current period charges primarily included severance for approximately 77 administrative and operational employees. All of the 77 employees had been terminated or notified of a termination date by September 30, 2001. The severance payments for the former employees are expected to be paid out over a minimum period of two months with a maximum period of up to two years. The remaining total severance accrual at September 30, 2001 was $13.7 million recorded in other current liabilities.

(11)       Environmental Matters -

            As a result of informal negotiations with the Environmental Protection Agency and the Department of Justice, the Company has reached an agreement to resolve disputed issues arising under the Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act in connection with the Company’s former operation of a refinery in Shreveport, Louisiana by paying a civil penalty. No formal proceedings have been initiated against the Company with respect to the disputed issues. The Company believes the amount of the civil penalty will not have a material effect on its financial condition or results of operations.

            Separately, the EPA has initiated an administrative proceeding alleging that certain activities of a used oil collection and processing business formerly operated by the Company and its predecessors in Shreveport, Louisiana violated regulatory requirements under the Resource Conservation and Recovery Act. Although the Company disputes the issues raised by the EPA, it anticipates that this matter will be settled by agreement of the parties, including payment by the Company of a civil penalty, the amount of which would not have a material adverse effect on its financial condition or results of operations.

            The Company is engaged in informal settlement discussions with local, state, and federal authorities regarding allegations of violations of environmental laws at a fast-lube service center in Alexandria, Virginia owned and operated by its Jiffy Lube subsidiary. No formal proceedings have been initiated regarding these allegations, and the Company anticipates that this matter will be settled by agreement of the parties, including payment of a civil penalty, the amount of which would not have a material adverse effect on its financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations

            Pennzoil-Quaker State's operations are conducted primarily through the following five segments: (1) Lubricants, (2) Consumer Products, (3) International, (4) Jiffy Lube and (5) Supply Chain Investments.

Results of Operations

     Third Quarter 2001 compared with Third Quarter 2000

            Net sales for Pennzoil-Quaker State were $583.4 million for the quarter ended September 30, 2001, a decrease of $14.4 million, or approximately 2.4% from the same period in 2000. The decrease in net sales was primarily a result of the disposition of non-strategic operating assets during 2000 along with the factors discussed below.

            Income from continuing operations for the quarter ended September 30, 2001 was $4.6 million, or 6 cents per basic share. This compares with income from continuing operations of $7.5 million, or 10 cents per basic share for the quarter ended September 30, 2000. Results from continuing operations for the third quarter ended September 30, 2001 included pretax charges of $6.8 million primarily associated with the restructuring program in the consumer products and international segments. Results from continuing operations for the third quarter ended September 30, 2000 included pretax charges of $4.7 million related to the acquisition of Quaker State and other matters. Excluding pretax charges, net income from continuing operations for the third quarter ended September 30, 2001 and 2000 was $16.7 million and $15.9 million, respectively.

            Lubricants.  Net sales for the Lubricants segment were $325.4 million for the quarter ended September 30, 2001, compared to $360.5 million for the same period last year. The decrease in net sales is primarily a result of the disposition of non-strategic operating assets sold in 2000 and lower sales volumes from remaining assets as a result of continued volume softness in the passenger car motor oil market. Operating income for this segment was $32.0 million for the quarter ended September 30, 2001, compared to $39.7 million for the same period last year. The decrease in operating income for the quarter ended September 30, 2001 is primarily due to lower sales volumes as a result of continued volume softness in the passenger car motor oil market and the restructuring charges of $6.0 million recorded in the third quarter.

            Consumer Products. Net sales for the Consumer Products segment were $84.9 million for the quarter ended September 30, 2001, compared to $79.4 million for the same period last year. The increase in net sales for the quarter ended September 30, 2001 is primarily due to increased automotive seat cover and floor mat revenues as a result of the acquisition of Sagaz Industries in early March 2000, partially offset by lower revenues from car wash and car cleaner products. Operating income for this segment was $6.1 million for the quarter ended September 30, 2001, compared to $4.8 million for the same period last year. The increase in operating income for the quarter ended September 30, 2001, compared to the same period in 2000, is primarily due to higher margins on sales of automotive chemical products and lower media expense.

            International.   Net sales for the International segment were $63.3 million for the quarter ended September 30, 2001, compared to $65.8 million for the same period last year. The decrease in net sales for the quarter ended September 30, 2001, compared to the same period in 2000, is primarily due to lower sales volumes in Europe. The volume decrease has been driven in part by the business restructuring currently under way in Europe which has included minimum order amounts being established along with an intensive product line rationalization in an effort to move away from low margin products. Operating income for this segment was $5.1 million for the quarter ended September 30, 2001, compared to $2.3 million for the same period last year. The increase in operating income was primarily due to lower selling, general and administrative expense related to the restructuring program partially offset by lower margins related to motor oil and other lubricating products.

            Jiffy Lube.   Net sales for this segment were $86.3 million for the quarter ended September 30, 2001, compared to net sales of $84.0 million for the same period in 2000. Other income for this segment for the quarter ended September 30, 2001 was $1.9 million compared to $3.4 million for the same period in 2000. Operating income from this segment for the quarter ended September 30, 2001 was $6.4 million compared to $7.9 million for the same period in 2000. The decrease in operating income for the quarter ended September 30, 2001 is primarily due to higher cost of sales primarily related to higher insurance and oil costs partially offset by higher revenues primarily related to higher royalties and higher average ticket prices attributable to increased sales of additional products and services.

            Supply Chain Investments.  Net sales for this segment, primarily intercompany sales to the Lubricants segment, were $82.0 million for the quarter ended September 30, 2001, compared to net sales of $76.1 million for the same period in 2000. Other income for this segment for the quarter ended September 30, 2001, was $10.4 million compared to $7.8 million for the same period in 2000. Other income is primarily the equity income from the 50/50 Excel Paralubes partnership with Conoco Inc., which is recorded using the equity method of accounting. The increase in equity income for the quarter ended September 30, 2001 is primarily due to higher base oil margins at Excel Paralubes. Operating income from this segment for the quarter ended September 30, 2001 was $15.6 million compared to operating income of $11.9 million for the same period in 2000. The increase in operating income for the quarter ended September 30, 2001 reflects higher margins.

            Corporate Administrative Expense.  Corporate administrative decreased $0.6 million to $16.1 million for the quarter ended September 30, 2001, compared to the same period in 2000.

     Nine Months Ended September 30, 2001 compared to Nine Months Ended 2000

            Net sales for Pennzoil-Quaker State were $1,740.9 million for the nine months ended September 30, 2001, a decrease of $61.0 million, or approximately 3.4% from the same period in 2000. The decrease in net sales was primarily a result of the disposition of non-strategic operating assets during 2000 along with the factors discussed below.

            Income from continuing operations for the nine months ended September 30, 2001 was $10.6 million, or 13 cents per basic share compared with income from continuing operations of $25.8 million, or 33 cents per basic share for the same period in 2000. Results from continuing operations for the nine months ended September 30, 2001 included pretax charges of $38.5 million primarily associated with the restructuring program in the lubricants, consumer products and international segments. Results from continuing operations for the nine months ended September 30, 2000 included pretax charges of $41.5 million related to the acquisition of Quaker State and other matters. Excluding pretax charges, net income from continuing operations for the nine months ended September 30, 2001 and 2000 was $37.6 million and $53.3 million, respectively. The decrease in income from continuing operations excluding pretax charges for the nine months ended September 30, 2001, is primarily due to lower results from the Lubricants segment due to lower sales volumes and margins, lower results from the International segment due to lower margins and higher labor and facility costs in the Consumer Products segment.

            Lubricants. Net sales for the Lubricants segment were $976.5 million for the nine months ended September 30, 2001, compared to $1,084.8 million for the same period last year. The decrease in net sales is primarily a result of the disposition of non-strategic operating assets sold in 2000 and lower sales volumes from remaining assets as a result of continued volume softness in the passenger car motor oil market. Operating income for this segment was $96.0 million for the nine months ended September 30, 2001, compared to $124.6 million for the same period last year. The decrease in operating income for the nine months ended September 30, 2001 is primarily due to lower sales volumes and margins and the $6.0 million of restructuring charges recorded in the third quarter.

            Consumer Products. Net sales for the Consumer Products segment were $272.3 million for the nine months ended September 30, 2001, compared to $258.8 million for the same period last year. The increase in net sales for the nine months ended September 30, 2001 is primarily due to increased automotive seat cover and floor mat revenues as a result of the acquisition of Sagaz Industries in early March 2000, partially offset by lower revenues from car wash and car cleaner products. Operating income for this segment was $9.5 million for the nine months ended September 30, 2001, compared to $24.8 million for the same period last year. Operating income for the nine months ended September 30, 2001 included pretax restructuring charges of $12.3 million compared to $2.8 million of pretax nonrecurring charges in the same period in 2000. Excluding these charges, operating income was $21.8 million for the nine months ended September 30, 2001, compared to $27.6 million for the same period in 2000. Margins were negatively impacted by increased costs, a less profitable product mix and increased promotional activities.

            International. Net sales for the International segment were $192.6 million for the nine months ended September 30, 2001, compared to $187.6 million for the same period last year. The increase in net sales for the nine months ended September 30, 2001, compared to the same period in 2000, is primarily due to acquisitions completed in 2000 and higher lubricating product prices. Operating income (loss) for this segment was $(6.7) million compared to $11.1 million for the same period last year. Operating loss for the nine months ended September 30, 2001 included pretax restructuring charges of $16.7 million. Excluding these charges, operating income for the nine months ended September 30, 2001 was $10.0 million. The decrease from the comparable period in 2000 was primarily due to lower margins partially offset by lower selling, general and administrative expenses.

            Jiffy Lube. Net sales for Jiffy Lube segment were $255.8 million for the nine months ended September 30, 2001, compared to $250.8 million for the same period in 2000. The 2.0% increase in net sales is primarily due to higher comparable store sales resulting from higher average ticket prices attributable to increased sales of additional products and services. Other income for this segment for the nine months ended September 30, 2001 was $4.6 million compared to $6.3 million for the same period in 2000. Operating income from this segment was $15.9 million compared to $18.8 million for the same period in 2000. The decrease was primarily due to higher operating costs in company-operated centers.

            Supply Chain Investments. Net sales for the supply chain investments segment, primarily intercompany sales to Lubricants, were $222.0 million for the nine months ended September 30, 2001, compared to net sales of $221.6 million for the same period in 2000. Other income for this segment for the nine months ended September 30, 2001 was $23.2 million compared to $19.6 million for the same period in 2000. Other income is primarily the equity income from the 50/50 Excel Paralubes partnership with Conoco Inc., which is recorded using the equity method of accounting. The increase in equity income for the nine months ended September 30, 2001 is primarily due to higher base oil margins at Excel Paralubes. Operating income from this segment was $34.9 million for the nine months ended September 30, 2001, compared to $31.0 million for the same period ended September 30, 2001. The increase in operating income for the nine months ended September 30, 2001 reflects higher margins.

            Corporate administrative expense. Corporate administrative expense decreased $36.8 million to $44.0 million for the nine months ended September 30, 2001, compared to the same period in 2000. The decrease for the nine months ended September 30, 2001 is primarily due to charges in 2000 related to a general and administrative cost reduction project.

Discontinued Operations

            In the third quarter the Company revised its estimate of loss from discontinued operations and recorded an after-tax loss of $3.8 million ($6.3 million pretax). After-tax loss from discontinued operations for the nine months ended September 30, 2001 was $6.3 million ($10.3 million pretax). After-tax loss from discontinued operations for the quarter and nine months ended September 30, 2000 was $1.5 million ($2.5 million pretax) and $10.7 million ($17.7 million pretax). Operating revenues for discontinued operations for the quarter and nine months ended September 30, 2001 were $6.1 million and $217.4 million compared to $180.6 million and $592.3 million for the same periods last year.

Capital Resources and Liquidity

            Cash Flow. As of September 30, 2001, Pennzoil-Quaker State had cash and cash equivalents of $0.6 million. During the nine months ended September 30, 2001, cash and cash equivalents decreased $37.7 million as a result of the repayment of debt. The increase in cash used in operating activities is due to an increase in working capital as a result of seasonality in the automotive sector and payments associated with severance and discontinued operations.

            Liquidity. The Company's ability to satisfy its debt obligations and to pay principal and interest on its debt, fund working capital and make capital expenditures will depend upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. Based on current and anticipated levels of operations and conditions in our markets, the Company believes that cash flow from operations will be adequate for the foreseeable future to make required payments of principal and interest on debt, and fund working capital and capital expenditure requirements. The initiatives undertaken to reduce inventory and sell non-strategic assets will improve cash flow over historical levels during 2001. In addition, the Company has sufficient availability under its credit facilities to fund working capital needs and capital expenditures if necessary. In the event of cash flow constraints, capital expenditures could be postponed to fund other obligations if required. Beginning in the third quarter of 2001, the Company reduced its dividend to the equivalent of $0.10 per share annually.

            Debt Instruments and Repayments. Pennzoil-Quaker State entered into a new $348 million senior secured revolving credit facility on November 2, 2001. Under the facility, $325 million is available on a revolving basis until November 2, 2004 and $23 million is available on a revolving basis until November 1, 2002. Outstanding revolving credit borrowings under the Company's previous revolving credit facility were $218.0 million at September 30, 2001 and were classified as long-term debt. The average interest rate applicable to the company's revolving credit borrowings was 5.86% during the first nine months of 2001.

            On November 2, 2001, the Company issued $250.0 million of 10% Senior Notes due 2008. Net proceeds of $242.8 million were used to pay down all outstanding revolving credit borrowings under the Company's previous revolving credit facility and increase cash on hand.

            Pennzoil-Quaker State's Canadian subsidiary also maintains a revolving credit facility with Canadian banks, which provides for up to $17.8 million of committed borrowings through November 9, 2001, with any outstanding borrowings on such date being converted into a term credit facility due on October 28, 2002. The revolving credit facility is currently being renewed and amended. As of September 30, 2001 borrowings under the Company's Canadian facility totaled $7.6 million and were classified as short-term debt.

            A U.K. subsidiary of the Company maintains a revolving credit facility that provides for borrowings up to $20.6 million through July 26, 2002. Outstanding borrowings under the facility totaled $19.9 million at September 30, 2001 and were classified as short-term debt.

            In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company's commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State's senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.40% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest on or after June 1, 2001. To date, amounts put to the Company for repurchase have been immaterial. During the nine months ended September 30, 2001 Standard and Poor's, Moody's and Fitch lowered the senior unsecured debt rating for the Company's debt below investment grade. The notes, which are carried at fair market value due to the interest rate swaps discussed in Note 3, are currently trading above 100% face value plus accrued interest. During the first nine months ended September 30, 2001, the Company chose to purchase and retire $24.5 million face amount of these notes. As of September 30, 2001, the carrying amount of $130.4 million of indebtedness under Pennzoil-Quaker State's 9.40% Notes due in 2002 (formerly 8.65% Notes due in 2002) has been classified as short-term debt.

           Accounts Receivable. Pennzoil-Quaker State, through its wholly owned subsidiary Pennzoil Receivables Company ("PRC"), sells certain of its accounts receivable to a third party purchaser. PRC is a special limited purpose corporation and the assets of PRC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The Company renewed the receivable sales facility during August 2001 to provide for ongoing sales of up to $110.0 million through August 2002. The Company's net accounts receivable sold under its receivable sales facility totaled $110.0 million and $149.1 million at September 30, 2001 and December 31, 2000, respectively.

            The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $275.0 million, through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation ("PLCAC"). The assets of PLCAC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. Through September 30, 2001, the Company sold a total of $232.6 million of notes receivable under this agreement, of which $147.9 million were outstanding to the third party purchaser at September 30, 2001. Through December 31, 2000, the Company sold a total of $212.5 million of notes receivable under this agreement, of which $159.0 million were outstanding to the third party purchaser at December 31, 2000.

Environmental Matters

            As a result of informal negotiations with the Environmental Protection Agency and the Department of Justice, the Company has reached an agreement to resolve disputed issues arising under the Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act in connection with the Company’s former operation of a refinery in Shreveport, Louisiana by paying a civil penalty. No formal proceedings have been initiated against the Company with respect to the disputed issues. The Company believes the amount of the civil penalty will not have a material effect on its financial condition or results of operations.

            Separately, the EPA has initiated an administrative proceeding alleging that certain activities of a used oil collection and processing business formerly operated by the Company and its predecessors in Shreveport, Louisiana violated regulatory requirements under the Resource Conservation and Recovery Act. Although the Company disputes the issues raised by the EPA, it anticipates that this matter will be settled by agreement of the parties, including payment by the Company of a civil penalty, the amount of which would not have a material adverse effect on its financial condition or results of operations.

            The Company is engaged in informal settlement discussions with local, state, and federal authorities regarding allegations of violations of environmental laws at a fast-lube service center in Alexandria, Virginia owned and operated by its Jiffy Lube subsidiary. No formal proceedings have been initiated regarding these allegations, and the Company anticipates that this matter will be settled by agreement of the parties, including payment of a civil penalty, the amount of which would not have a material adverse effect on its financial condition or results of operations.

Disclosures about Market Risk

            The Company's primary exposure to market risk includes changes in interest rates and foreign currency exchange rates.

            In connection with the issuance of $150.0 million of two-year fixed rate notes in December 2000, Pennzoil-Quaker State entered into a fixed-to-floating interest rate swap to maintain its mix of variable rate versus fixed rate debt. The Company designated the swap as a fair value hedge. Under SFAS No. 133, changes in the fair value of the swap are recognized currently in earnings along with the offsetting changes in the fair value of the associated debt. During the nine months ended September 30, 2001, the Company repurchased notes and unwound the corresponding swap in the amount of $24.5 million. Pretax gains of $0.4 million were recognized on these transactions as of September 30, 2001.

            Pennzoil-Quaker State enters into forward exchange contracts and options to hedge the impact of foreign currency fluctuations on certain monetary liabilities and commitments denominated in foreign currencies. The purpose of entering into these hedges is to minimize the impact of foreign currency fluctuations on the results of operations. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. During the nine months ended September 30, 2001, the Company's Canadian subsidiary entered into Canadian dollar foreign currency forward contracts to hedge the cash flow variability of U.S. dollars purchases of inventory for a total amount of $23.5 million of which $20.0 million of the foreign currency contracts were settled during the period. At September 30, 2001, the Company had $3.5 million of foreign currency forward contracts. The remaining contracts settled on October 30, 2001 and there are no remaining contracts outstanding. The forward contracts are designated as cash flow hedges of forecasted transactions. The forward contracts are recorded at fair value as an asset or liability on the Company's balance sheet with the effective portion of the gain or loss reported as a component of other comprehensive income and will be reclassified into earnings in the same period during which the transactions are settled.

Forward-Looking Statements - Safe Harbor Provisions

            This quarterly report on Form 10-Q of Pennzoil-Quaker State for the quarter ended September 30, 2001 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. Where, in any forward-looking statements, Pennzoil-Quaker State expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits -

         12    Computation of Ratio of Earnings to Fixed Charges for the nine months ended
                 September 30, 2001 and 2000.

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

November 6, 2001