Form 10-Q/A
period 2001-03-31
PENNZOIL QUAKER STATE CO
filed 2002-03-11
CIK 1068044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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
AND COMPREHENSIVE INCOME
(UNAUDITED)
	Restated
	Three Months Ended
	March 31
	2001	2000
	(Expressed in thousands
	except per share amounts)
REVENUES	$ 568,190	$ 584,982
COSTS AND EXPENSES
Cost of sales	389,873	382,520
Selling, general and administrative	110,669	158,522
Acquisition related expenses	-	3,955
Depreciation and amortization	24,696	24,969
Taxes, other than income	3,194	3,475
Interest charges, net	24,712	21,641
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAX	15,046	(10,100)
Income tax provision (benefit)	6,756	(8,569)
INCOME (LOSS) FROM CONTINUING OPERATIONS	8,290	(1,531)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	-	(6,634)
NET INCOME (LOSS)	$ 8,290	$ (8,165)
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$ 0.11	$ (0.02)
Discontinued operations	-	(0.08)
	$ 0.11	$ (0.10)
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$ 0.10	$ (0.02)
Discontinued operations	-	(0.08)
	$ 0.10	$ (0.10)
DIVIDENDS PER COMMON SHARE	$ 0.1875	$ 0.1875
AVERAGE SHARES OUTSTANDING:
BASIC	78,836	78,216
DILUTED	80,279	78,216
END OF PERIOD SHARES OUTSTANDING	78,970	78,318
NET INCOME (LOSS)	$ 8,290	$ (8,165)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	(2,476)	(63)
Unrealized gain on investment in securities and other	31	371
Total other comprehensive income (loss)	(2,445)	308
COMPREHENSIVE INCOME (LOSS)	$ 5,845	$ (7,857)
See Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION - continued
PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
	Restated
	March 31	December 31
	2001	2000
	(Unaudited)
	(Expressed in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 36,261	$ 38,263
Receivables	351,025	315,710
Inventories	209,636	186,999
Other current assets	73,831	52,775
Total current assets	670,753	593,747
Property, plant and equipment, net	463,341	476,134
Deferred income taxes	275,505	282,198
Goodwill and other intangibles	1,131,555	1,139,413
Other assets	224,001	212,316
Net assets of discontinued operations	36,367	97,259
TOTAL ASSETS	$ 2,801,522	$ 2,801,067
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 18,195	$ 13,786
Accounts payable	176,706	166,056
Payroll accrued	16,202	17,215
Other current liabilities	127,428	121,515
Total current liabilities	338,531	318,572
Total long-term debt, less current maturities	1,195,549	1,194,426
Capital lease obligations, less current maturities	59,972	61,861
Other liabilities	392,796	405,229
TOTAL LIABILITIES	1,986,848	1,980,088
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY	814,674	820,979
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,801,522	$ 2,801,067
See Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION - continued
PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Restated
	Three Months Ended
	March 31
	2001	2000
	(Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 8,290	$ (8,165)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	24,696	24,969
Deferred income tax	6,534	(12,554)
Earnings in excess of distributions from
equity investees	(6,190)	(1,581)
Other non-cash items	1,705	16,226
Loss from discontinued operations	-	10,963
Changes in accounts receivable	(38,797)	(50,448)
Changes in inventories	(22,551)	(47,814)
Changes in other operating assets and liabilities	(17,499)	5,491
Net cash used in operating activities	(43,812)	(62,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,689)	(10,584)
Acquisitions, net of cash acquired	(600)	(64,941)
Proceeds from sales of assets	6,622	3,707
Other investing activities	1,285	(986)
Net cash used in investing activities	(6,382)	(72,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) debt	(2,648)	166,137
Dividends paid	(14,784)	(14,581)
Net cash provided by (used in) financing activities	(17,432)	151,556

NET CASH PROVIDED BY (USED IN)
DISCONTINUED OPERATIONS	65,624	(3,804)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(2,002)	12,035

CASH AND CASH EQUIVALENTS, beginning of period	38,263	20,155

CASH AND CASH EQUIVALENTS, end of period	$ 36,261	$ 32,190

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

            The Company is restating its financial results for the quarters ended March 31, 2001 and 2000. The restatement results from an error in the consolidated financial statements of Excel Paralubes, in which the Company and Conoco Inc. ("Conoco") are equal partners. Details surrounding the restatement are included in Note 3.

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

(3)       Summarized Financial Data of Excel Paralubes and Correction of an Error -

            The Company and Conoco are equal partners in Excel Paralubes, which operates a base oil processing facility located adjacent to Conoco's refinery in Lake Charles, Louisiana. The facility is capable of producing approximately 21,000 barrels per day of high-quality base oils, the base ingredient in finished lubricants. Conoco operates the plant with support positions staffed primarily by Conoco.

            Under a co-products sale and purchase agreement, certain co-products produced at an adjacent Conoco facility are allocated between Excel Paralubes and Conoco based upon Excel Paralubes' feed stream flow rates and compositions. Excel Paralubes recently determined that the measurements of the allocation of co-products between Excel Paralubes and Conoco had been in error since the commencement of Excel Paralubes' operations in 1997. As a result of this error, pretax income of Excel Paralubes for the quarters ended March 31, 2001 and 2000 was overstated by $0.8 million and $0.6 million, respectively. This requires a restatement of the Company's previously filed financial statements to reduce net income of the Company for the quarters ended March 30, 2001 and 2000 by $0.4 million ($0.00 per share) and $0.4 million ($0.00 per share), respectively. There was no impact on cash flow or cash flows from operations. Under the co-products sale and purchase agreement, no adjustment is required for periods prior to 1999.

            Pennzoil-Quaker State's net investment in Excel Paralubes, accounted for using the equity method and carried as a credit balance of $69.0 million and $75.2 million at March 31, 2001 and December 31, 2000, respectively, is included in other liabilities on the condensed consolidated balance sheet. Pennzoil-Quaker State's equity in Excel Paralubes' restated pretax income for the three months ended March 31, 2001 and 2000 of $6.2 million and $1.6 million, respectively, is included in other income in the condensed consolidated statement of operations and comprehensive income.

           Summarized financial information for Excel Paralubes for the three months ended March 31, 2001 and 2000 on a 100% basis follows:

	Restated
	Three months ended March 31
	2001	2000
	(Expressed in thousands)
	(Unaudited)
Revenues	$ 122,188	$ 113,654
Operating earnings	22,685	13,260
Net income	12,382	3,163

(4)       Segment Reporting -

            During the first quarter of 2001, the Company realigned its business segments to report five separate operating segments. Results for the first three months of 2000 have been restated to conform with the new presentation. Information with respect to revenues, operating income and other data is presented in the following tables (expressed in thousands).

Three months ended March 31, 2001 (Restated)
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 305,148	$ 79,672	$ 62,563	$ 83,764	$ 38,638	$ (1,595)	$ 568,190
Intersegment revenues	15,983	5,267	709	-	43,316	(65,275)	-
Total revenues	$ 321,131	$ 84,939	$ 63,272	$ 83,764	$ 81,954	$ (66,870)	$ 568,190
Income before interest
and income taxes	$ 31,268	$ 4,889	$ 1,158	$ 4,973	$ 9,660	$ (12,190)	$ 39,758

Three months ended March 31, 2000 (Restated)
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 335,517	$ 79,454	$ 58,691	$ 83,831	$ 24,751	$ 2,738	$ 584,982
Intersegment revenues	14,685	4,633	-	-	42,509	(61,827)	-
Total revenues	$ 350,202	$ 84,087	$ 58,691	$ 83,831	$ 67,260	$ (59,089)	$ 584,982
Income before interest
and income taxes	$ 34,585	$ 12,018	$ 4,951	$ 3,249	$ 4,895	$ (48,157)	$ 11,541

(a)	Unaffiliated revenues include sales to unconsolidated affiliates.
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

            Debt outstanding was as follows:

	March 31	December 31
	2001	2000
	(Expressed in thousands)
7.375% Debentures due 2029, net of discount	$ 398,122	$ 398,105
6.750% Notes due 2009, net of discount	199,184	199,159
8.65% Notes due 2002, net of discount	143,039	149,746
6.625 % Notes due 2005, net of discount	99,724	99,708
Commercial paper	-	57,709
Revolving credit facility	265,000	195,000
Pollution control bonds, net of discount	50,556	50,522
International debt facilities	43,768	51,808
Fair Value of Interest Rate Swap	6,644	1,271
Other debt	7,707	5,184
Total debt	1,213,744	1,208,212
Less amounts classified as current maturities	(18,195)	(13,786)
Total long-term debt	$ 1,195,549	$ 1,194,426

(6)       Earnings Per Share -

            Computations for basic and diluted earnings (loss) per share for the three months ended March 31, 2001 and 2000 consist of the following:

	Restated
	Three months ended March 31
	2001	2000
	(Expressed in thousands
	except per share amounts)
Income (loss) from continuing operations	$ 8,290	$ (1,531)
Basic weighted average shares	78,836	78,216
Effect of dilutive securities (a)
Options	935	-
Awards	508	-
Diluted weighted average shares	80,279	78,216
Basic earnings (loss) per share	$ 0.11	$ (0.02)

Diluted earnings (loss) per share	$ 0.10	$ (0.02)

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

(8)    Discontinued Operations -

            During 2000, the Company completed a strategic review of its manufacturing assets, including its refining assets and specialty business. During the review, it evaluated the strategic and financial advantages and disadvantages it derives from the vertical integration of its manufacturing and marketing capabilities. Based on the results of the review, the Company began to withdraw from the refining business and to dispose of its refineries and related assets. In 2001 and 2000, the Company sold the wax processing facilities and related assets at the Rouseville, Pennsylvania refinery and its interest in the Bareco wax marketing partnership, its share of Penreco, a specialty industrial products partnership with Conoco and its Shreveport refinery to Calumet, thus completing the Company's exit from the refinery business. Accordingly, the net assets and results of operations of the Company's refining assets and specialty industrial products businesses have been combined and reported as discontinued operations in the accompanying financial statements.

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

           The Company and Conoco are equal partners in Excel Paralubes, which operates a base oil processing facility located adjacent to Conoco's refinery in Lake Charles, Louisiana. Conoco operates the plant with support positions staffed primarily by Conoco.

           Under a co-products sale and purchase agreement, certain co-products produced at an adjacent Conoco facility are allocated between Excel Paralubes and Conoco based upon Excel Paralubes' feed stream flow rates and compositions. Excel Paralubes recently determined that the measurements of the allocation of co-products between Excel Paralubes and Conoco had been in error since the commencement of Excel Paralubes' operations in 1997. As a result of this error, pretax income of Excel Paralubes for the quarters ended March 31, 2001 and 2000 was overstated by $0.8 million and $0.6 million, respectively. This requires a restatement of the Company's previously filed financial statements to reduce net income of the Company for the quarters ended March 31, 2001 and 2000 by $0.4 million ($0.00 per share) and $0.4 million ($0.00 per share), respectively. There was no impact on cash flow or cash flows from operations. Under the co-products sale and purchase agreement, no adjustment is required for periods prior to 1999.

Results of Operations

            Net sales for Pennzoil-Quaker State decreased by $15.6 million from the year earlier period, or approximately 2.7% for the quarter ended March 31, 2001, to $560.7 million. The decrease in net sales was primarily a result of the disposition of non-strategic operating assets associated with the Viscosity Oil Division during 2000.

            Income from continuing operations for the quarter ended March 31, 2001 was $8.3 million, or 11 cents per basic share. This compares with a loss from continuing operations of $1.5 million, or 2 cents per basic share for the quarter ended March 31, 2000. The increase in income for the quarter ended March 31, 2001, compared to the same period in 2000, is primarily due to charges associated with the Company's general and administrative cost reduction project recorded in the first quarter of 2000, improved operating results for the Supply Chain Investments segment due to higher base oil margins, and higher results in Jiffy Lube primarily due to higher comparable store sales. These improvements were partially offset by lower results from consumer products, lubricants and international and higher interest expense.

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

Jiffy Lube

            Net sales for this segment were $82.7 million for the quarter ended March 31, 2001. This compares to net sales of $82.1 million for the same period in 2000. Other income for this segment for the quarter ended March 31, 2001, was $1.1 million compared to $1.7 million for the same period in 2000. Operating income from this segment for the quarter ended March 31, 2001 was $5.0 million compared to $3.2 million for the same period in 2000. The improvement in operating income was primarily due to higher comparable store sales and lower costs.

Supply Chain Investments

            Net sales for this segment, primarily intercompany sales to Lubricants, were $75.8 million for the quarter ended March 31, 2001. This compares to net sales of $65.7 million for the same period in 2000. Other income for this segment for the quarter ended March 31, 2001, was $6.2 million compared to $1.6 million for the same period in 2000. Other income represents the equity income from the 50/50 Excel Paralubes partnership with Conoco Inc., which is recorded using the equity method of accounting. The increase in equity income reflects higher base oil margins. Operating income from this segment for the quarter ended March 31, 2001 was $9.7 million compared to operating income of $4.9 million for the same period in 2000. The increase in operating income for the quarter ended March 31, 2001 was primarily due to higher base oil margins.

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

March 8, 2002