Form 10-Q/A
period 2001-06-30
PENNZOIL QUAKER STATE CO
filed 2002-03-11
CIK 1068044

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
	Restated		Restated
	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000
	(Expressed in thousands except per share amounts)
REVENUES	$ 603,344	$ 639,845	$ 1,171,534	$ 1,224,827
COSTS AND EXPENSES
Cost of sales	426,840	420,431	816,713	802,951
Selling, general and administrative	126,813	126,680	237,482	285,202
Acquisition related expenses	-	3,844	-	7,799
Depreciation and amortization	30,938	23,363	55,634	48,332
Taxes, other than income	3,919	3,207	7,113	6,682
Interest charges, net	24,165	23,601	48,877	45,242
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAX	(9,331)	38,719	5,715	28,619
Income tax provision (benefit)	(6,448)	19,656	308	11,087
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,883)	19,063	5,407	17,532
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2,465)	(2,637)	(2,465)	(9,271)
NET INCOME (LOSS)	$ (5,348)	$ 16,426	$ 2,942	$ 8,261
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$ (0.04)	$ 0.24	$ 0.07	$ 0.22
Discontinued operations	(0.03)	(0.03)	(0.03)	(0.11)
BASIC AND DILUTED
EARNINGS (LOSS) PER SHARE	$ (0.07)	$ 0.21	$ 0.04	$ 0.11
DIVIDENDS PER COMMON SHARE	$ 0.1875	$ 0.1875	$ 0.3750	$ 0.3750
AVERAGE SHARES OUTSTANDING:
BASIC	79,107	78,403	78,971	78,308
DILUTED	79,107	79,641	79,693	78,927
END OF PERIOD SHARES OUTSTANDING	79,261	78,496	79,261	78,496
NET INCOME (LOSS)	$ (5,348)	$ 16,426	$ 2,942	$ 8,261
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	315	(2,509)	(2,161)	(2,572)
Unrealized loss on investment in securities and other	(175)	(494)	(144)	(123)
Total other comprehensive income (loss)	140	(3,003)	(2,305)	(2,695)
COMPREHENSIVE INCOME (LOSS)	$ (5,208)	$ 13,423	$ 637	$ 5,566
See Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION - continued
PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
	Restated
	June 30	December 31
	2001	2000
	(Unaudited)
	(Expressed in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 3,683	$ 38,263
Receivables	362,567	315,710
Inventories	214,753	186,999
Other current assets	72,265	52,775
Total current assets	653,268	593,747
Property, plant and equipment, net	458,426	476,134
Deferred income taxes	283,476	282,198
Goodwill and other intangibles	1,116,801	1,139,413
Other assets	218,099	212,316
Net assets of discontinued operations	-	97,259
TOTAL ASSETS	$ 2,730,070	$ 2,801,067
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 12,777	$ 13,786
Accounts payable	152,441	166,056
Payroll accrued	14,538	17,215
Other current liabilities	128,023	121,515
Total current liabilities	307,779	318,572
Total long-term debt, less current maturities	1,163,246	1,194,426
Capital lease obligations, less current maturities	58,702	61,861
Net liabilities of discontinued operations	12,281	-
Other liabilities	392,161	405,229
TOTAL LIABILITIES	1,934,169	1,980,088
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY	795,901	820,979
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,730,070	$ 2,801,067
See Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION - continued

PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Restated
	Six Months Ended
	June 30
	2001	2000
	(Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,942	$ 8,261
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	55,634	48,332
Deferred income tax	(1,292)	4,364
Earnings in excess of distributions from
quity investees	(3,819)	(5,594)
Other non-cash items	17,770	13,947
Loss from discontinued operations	4,074	15,322
Changes in accounts receivable	(63,995)	(74,484)
Changes in inventories	(32,055)	(49,567)
Changes in accounts payable	(23,381)	(5,971)
Changes in other operating assets and liabilities	(34,782)	3,118

Net cash used in operating activities	(78,904)	(42,272)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(24,963)	(28,152)
Acquisitions, net of cash acquired	(700)	(76,421)
Proceeds from sales of assets	9,592	12,828
Other investing activities	14,382	2,487

Net cash used in investing activities	(1,689)	(89,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) debt	(38,629)	176,910
Dividends paid	(29,628)	(29,285)

Net cash provided by (used in) financing activities	(68,257)	147,625

NET CASH PROVIDED BY (USED IN)
DISCONTINUED OPERATIONS	114,270	(15,275)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(34,580)	820

CASH AND CASH EQUIVALENTS, beginning of period	38,263	20,155

CASH AND CASH EQUIVALENTS, end of period	$ 3,683	$ 20,975

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

            The Company is restating its financial results for the quarters and six months ended June 30, 2001 and 2000. The restatement results from an error in the consolidated financial statements of Excel Paralubes, in which the Company and Conoco Inc. ("Conoco") are equal partners. Details surrounding the restatement are included in Note 4.

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

(4)       Summarized Financial Data of Excel Paralubes and Correction of an Error -

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

           Under a co-products sale and purchase agreement, certain co-products produced at an adjacent Conoco facility are allocated between Excel Paralubes and Conoco based upon Excel Paralubes' feed stream flow rates and compositions. Excel Paralubes recently determined that the measurements of the allocation of co-products between Excel Paralubes and Conoco had been in error since the commencement of Excel Paralubes' operations in 1997. As a result of this error, pretax income of Excel Paralubes for the quarters ended June 30, 2001 and 2000 was overstated by $0.7 million and $0.8 million, respectively. This requires a restatement of the Company's previously filed financial statements to reduce net income of the Company for the quarters ended June 30, 2001 and 2000 by $0.1 million ($0.00 per share) and $0.4 million ($0.01 per share), respectively. As a result of this error, pretax income of Excel Paralubes for the six months ended June 30, 2001 and 2000 was overstated by $1.5 million and $1.4 million, respectively. This requires a restatement of the Company's previously filed financial statements to reduce net income of the Company for the six months ended June 30, 2001 and 2000 by $0.5 million ($0.00 per share) and $0.8 million ($0.01 per share), respectively. There was no impact on cash flow or cash flows from operations. Under the co-products sale and purchase agreement, no adjustment is required for periods prior to 1999.

            Pennzoil-Quaker State's net investment in Excel Paralubes, accounted for using the equity method and carried as a credit balance of $71.4 million and $75.2 million at June 30, 2001 and December 31, 2000, respectively, is included in other liabilities on the condensed consolidated balance sheet. Pennzoil-Quaker State's equity in Excel Paralubes' restated pretax income for the three months ended June 30, 2001 and 2000 of $5.0 million and $8.8 million, respectively, and for the six months ended June 30, 2001 and 2000 of $11.2 million and $10.3 million, respectively, is included in revenues in the condensed consolidated statement of operations and comprehensive income.

           Summarized financial information for Excel Paralubes for the three and six months ended June 30, 2001 and 2000 on a 100% basis follows:

	Restated		Restated
	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000
	(Expressed in thousands)
	(Unaudited)
Revenues	$ 100,081	$ 127,061	$ 222,269	$ 240,715
Operating earnings	20,117	27,714	42,802	40,974
Net income	10,048	17,520	22,430	20,683

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

Three months ended June 30, 2001 (Restated)
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 318,868	$ 96,391	$ 66,139	$ 88,458	$ 35,497	$ (2,009)	$ 603,344
Intersegment revenues	14,835	6,021	-	-	33,769	(54,625)	-
Total revenues	$ 333,703	$ 102,412	$ 66,139	$ 88,458	$ 69,266	$ (56,634)	$ 603,344
Income before interest
and income taxes	$ 32,739	$ (1,498)	$ (12,969)	$ 4,531	$ 8,189	$ (16,158)	$ 14,834

Three months ended June 30, 2000 (Restated)
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 363,530	$ 88,806	$ 64,511	$ 85,979	$ 38,608	$ (1,589)	$ 639,845
Intersegment revenues	15,527	6,735	-	-	49,958	(72,220)	-
Total revenues	$ 379,057	$ 95,541	$ 64,511	$ 85,979	$ 88,566	$ (73,809)	$ 639,845
Income before interest
and income taxes	$ 50,363	$ 8,003	$ 3,900	$ 7,627	$ 12,845	$ (20,418)	$ 62,320

Six months ended June 30, 2001 (Restated)
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 624,016	$ 176,063	$ 128,702	$ 172,222	$ 74,135	$ (3,604)	$ 1,171,534
Intersegment revenues	30,818	11,288	709	-	77,085	(119,900)	-
Total revenues	$ 654,834	$ 187,351	$ 129,411	$ 172,222	$ 151,220	$ (123,504)	$ 1,171,534
Income before interest
and income taxes	$ 64,007	$ 3,392	$ (11,811)	$ 9,504	$ 17,849	$ (28,349)	$ 54,592

Six months ended June 30, 2000 (Restated)
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 699,047	$ 168,260	$ 123,202	$ 169,810	$ 63,360	$ 1,148	$ 1,224,827
Intersegment revenues	30,212	11,368	-	-	92,466	(134,046)	-
Total revenues	$ 729,259	$ 179,628	$ 123,202	$ 169,810	$ 155,826	$ (132,898)	$ 1,224,827
Income before interest
and income taxes	$ 84,948	$ 20,021	$ 8,851	$ 10,876	$ 17,740	$ (68,575)	$ 73,861

(a)	Unaffiliated revenues include sales to unconsolidated affiliates.
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

            Debt outstanding was as follows:

	June 30,	December 31,
	2001	2000
	(Expressed in thousands)
7.375% Debentures due 2029, net of discount	$ 398,139	$ 398,105
6.750% Notes due 2009, net of discount	199,209	199,159
8.65% Notes due 2002, net of discount	135,437	151,017
6.625 % Notes due 2005, net of discount	99,739	99,708
Commercial paper	-	57,709
Revolving credit facility	236,000	195,000
Pollution control bonds, net of discount	50,558	50,522
International debt facilities	49,303	51,808
Other debt	7,638	5,184
Total debt	1,176,023	1,208,212
Less amounts classified as current maturities	(12,777)	(13,786)
Total long-term debt	$1,163,246	$1,194,426

(7)       Earnings Per Share -

            Computations for basic and diluted earnings (loss) per share for the three and six months ended June 30, 2001 and 2000 consist of the following:

	Restated		Restated
	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000
	(Expressed in thousands except per share amounts)
Income (loss) from continuing operations	$ (2,883)	$ 19,063	$ 5,407	$ 17,532
Basic weighted average shares	79,107	78,403	78,971	78,308
Effect of dilutive securities (a)
Options	-	649	468	325
Awards	-	589	254	294
Diluted weighted average shares	79,107	79,641	79,693	78,927
Basic and diluted earnings (loss) per share	$ (0.04)	$ 0.24	$ 0.07	$ 0.22

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

           Under a co-products sale and purchase agreement, certain co-products produced at an adjacent Conoco facility are allocated between Excel Paralubes and Conoco based upon Excel Paralubes' feed stream flow rates and compositions. Excel Paralubes recently determined that the measurements of the allocation of co-products between Excel Paralubes and Conoco had been in error since the commencement of Excel Paralubes' operations in 1997. As a result of this error, pretax income of Excel Paralubes for the quarters ended June 30, 2001 and 2000 was overstated by $0.7 million and $0.8 million, respectively. This requires a restatement of the Company's previously filed financial statements to reduce net income of the Company for the quarters ended June 30, 2001 and 2000 by $0.1 million ($0.00 per share) and $0.4 million ($0.01 per share), respectively. As a result of this error, pretax income of Excel Paralubes for the six months ended June 30, 2001 and 2000 was overstated by $1.5 million and $1.4 million, respectively. This requires a restatement of the Company's previously filed financial statements to reduce net income of the Company for the six months ended June 30, 2001 and 2000 by $0.5 million ($0.00 per share) and $0.8 million ($0.01 per share), respectively. There was no impact on cash flow or cash flows from operations. Under the co-products sale and purchase agreement, no adjustment is required for periods prior to 1999.

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

            Loss from continuing operations for the quarter ended June 30, 2001 was $2.9 million, or 4 cents per basic share. This compares with income from continuing operations of $19.1 million, or 24 cents per basic share for the quarter ended June 30, 2000. Income from continuing operations for the six months ended June 30, 2001 was $5.4 million, or 7 cents per basic share. This compares with income from continuing operations of $17.5 million, or 22 cents per basic share for the quarter ended June 30, 2000. The decrease in income from continuing operations for the quarter ended June 30, 2001, compared to the same period in 2000, is primarily due to charges associated with the Company's restructuring program recorded in the second quarter of 2001, lower results from the Lubricants segment due to lower sales volumes and margins and lower results from the Supply Chain Investments segment due to lower volumes produced at Excel Paralubes, as restricted hydrogen supply and operating issues caused unforeseen downtime. The decrease in income for the six months ended June 30, 2001, compared to the same period in 2000, is primarily due to lower operating income from the Lubricants, Consumer Products and International segments and higher interest expense.

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

Supply Chain Investments

            Net sales for this segment, primarily intercompany sales to Lubricants, were $64.2 million and $140.0 million for the quarter and six months ended June 30, 2001. This compares to net sales of $79.8 million and $145.5 million for the same periods in 2000. Other income for this segment for the quarter and six months ended June 30, 2001, was $5.1 million and $11.2 million compared to $8.8 million and $10.3 million for the same periods in 2000. Other income represents the equity income from the 50/50 Excel Paralubes partnership with Conoco Inc., which is recorded using the equity method of accounting. The decrease in equity income for the quarter ended June 30, 2001 is primarily due to lower volumes produced at Excel Paralubes, as restricted hydrogen supply and operating issues caused unforeseen downtime. Operating income from this segment for the quarter and six months ended June 30, 2001 was $8.2 million and $17.8 million compared to operating income of $12.8 million and $17.7 million for the same periods in 2000. The decrease in operating income for the quarter ended June 30, 2001 reflects the lower volumes.

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