Form 10-Q/A
period 2001-09-30
PENNZOIL QUAKER STATE CO
filed 2002-03-11
CIK 1068044

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
	Restated		Restated
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
	(Expressed in thousands except per share amounts)
REVENUES	$ 595,822	$ 616,973	$ 1,767,356	$ 1,841,800
COSTS AND EXPENSES
Cost of sales	404,177	412,452	1,220,890	1,215,403
Selling, general and administrative	115,394	119,996	352,876	405,198
Acquisition related expenses	-	4,558	-	12,357
Depreciation and amortization	24,970	24,111	80,604	72,443
Taxes, other than income	3,541	3,321	10,654	10,003
Interest charges, net	22,659	24,334	71,536	69,576
INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAX	25,081	28,201	30,796	56,820
Income tax provision	21,018	21,196	21,326	32,283
INCOME FROM CONTINUING OPERATIONS	4,063	7,005	9,470	24,537
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3,782)	(1,457)	(6,247)	(10,728)
NET INCOME	$ 281	$ 5,548	$ 3,223	$ 13,809
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$ 0.05	$ 0.09	$ 0.12	$ 0.31
Discontinued operations	(0.05)	(0.02)	(0.08)	(0.13)
	$ -	$ 0.07	$ 0.04	$ 0.18
DIVIDENDS PER COMMON SHARE	$ 0.0250	$ 0.1875	$ 0.4000	$ 0.5625
AVERAGE SHARES OUTSTANDING:
BASIC	79,365	78,573	79,100	78,395
DILUTED	81,175	79,910	80,184	79,254
END OF PERIOD SHARES OUTSTANDING	79,449	78,663	79,449	78,663
NET INCOME	$ 281	$ 5,548	$ 3,223	$ 13,809
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	889	2,275	(1,272)	(297)
Unrealized gain (loss) on investment in securities and other	95	(247)	(49)	(370)
Total other comprehensive income (loss)	984	2,028	(1,321)	(667)
COMPREHENSIVE INCOME	$ 1,265	$ 7,576	$ 1,902	$ 13,142
See Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION - continued
PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
	Restated
	September 30	December 31
	2001	2000
	(Unaudited)
	(Expressed in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 582	$ 38,263
Receivables	349,222	315,710
Inventories	224,872	186,999
Other current assets	78,904	52,775
Total current assets	653,580	593,747
Property, plant and equipment, net	453,299	476,134
Deferred income taxes	266,574	282,198
Goodwill and other intangibles	1,110,251	1,139,413
Other assets	222,348	212,316
Net assets of discontinued operations	-	97,259
TOTAL ASSETS	$ 2,706,052	$ 2,801,067
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$ 170,632	$ 13,786
Accounts payable	154,147	166,056
Payroll accrued	15,222	17,215
Other current liabilities	143,600	121,515
Total current liabilities	483,601	318,572
Total long-term debt, less current maturities	978,083	1,194,426
Capital lease obligations, less current maturities	57,014	61,861
Net liabilities of discontinued operations	5,090	-
Other liabilities	382,998	405,229
TOTAL LIABILITIES	1,906,786	1,980,088
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY	799,266	820,979
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,706,052	$ 2,801,067
See Notes to Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION - continued
PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Restated
	Nine Months Ended
	September 30
	2001	2000
	(Expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,223	$ 13,809
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	80,604	72,443
Deferred income tax	15,503	22,570
Earnings in excess of distributions from
equity investees	(6,413)	(206)
Other non-cash items	22,248	12,440
Loss from discontinued operations	10,326	17,731
Changes in accounts receivable	(60,561)	(42,223)
Changes in inventories	(42,174)	(48,782)
Changes in accounts payable	(20,360)	(20,876)
Changes in other operating assets and liabilities	(20,339)	10,268

Net cash provided by (used in) operating activities	(17,943)	37,174

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(38,437)	(49,646)
Acquisitions, net of cash acquired	(700)	(76,282)
Proceeds from sales of assets	12,454	21,485
Other investing activities	4,634	4,260

Net cash used in investing activities	(22,049)	(100,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) debt	(67,400)	171,307
Dividends paid	(31,613)	(44,020)

Net cash provided by (used in) financing activities	(99,013)	127,287

NET CASH PROVIDED BY (USED IN)
DISCONTINUED OPERATIONS	101,324	(62,108)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(37,681)	2,170

CASH AND CASH EQUIVALENTS, beginning of period	38,263	20,155

CASH AND CASH EQUIVALENTS, end of period	$ 582	$ 22,325

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

           The Company is restating its financial results for the quarters and nine months ended September 30, 2001 and 2000. The restatement results from an error in the consolidated financial statements of Excel Paralubes, in which the Company and Conoco Inc. ("Conoco") are equal partners. Details surrounding the restatement are included in Note 4.

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

           Under a co-products sale and purchase agreement, certain co-products produced at an adjacent Conoco facility are allocated between Excel Paralubes and Conoco based upon Excel Paralubes' feed stream flow rates and compositions. Excel Paralubes recently determined that the measurements of the allocation of co-products between Excel Paralubes and Conoco had been in error since the commencement of Excel Paralubes' operations in 1997. As a result of this error, pretax income of Excel Paralubes for the quarters ended September 30, 2001 and 2000 was overstated by $0.2 million and $0.8 million, respectively. This requires a restatement of the Company's previously filed financial statements to reduce net income of the Company for the quarters ended September 30, 2001 and 2000 by $0.6 million ($0.01 per share) and $0.5 million ($0.01 per share), respectively. As a result of this error, pretax income of Excel Paralubes for the nine months ended September 30, 2001 and 2000 was overstated by $1.7 million and $2.2 million, respectively. This requires a restatement of the Company's previously filed financial statements to reduce net income of the Company for the nine months ended September 30, 2001 and 2000 by $1.1 million ($0.01 per share) and $1.3 million ($0.02 per share), respectively. There was no impact on cash flow or cash flows from operations. Under the co-products sale and purchase agreement, no adjustment is required for periods prior to 1999.

           Pennzoil-Quaker State's net investment in Excel Paralubes, accounted for using the equity method and carried as a credit balance of $68.8 million and $75.2 million at September 30, 2001 and December 31, 2000, respectively, is included in other liabilities on the condensed consolidated balance sheet. Pennzoil-Quaker State's equity in Excel Paralubes' restated pretax income for the three months ended September 30, 2001 and 2000 of $10.1 million and $7.0 million, respectively, and for the nine months ended September 30, 2001 and 2000 of $21.3 million and $17.4 million, respectively, is included in revenues in the condensed consolidated statement of operations and comprehensive income.

           Summarized financial information for Excel Paralubes for the three and nine months ended September 30, 2001 and 2000 on a 100% basis follows:

	Restated		Restated
	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
	(Expressed in thousands)
	(Unaudited)
Revenues	$ 122,542	$ 134,052	$ 344,811	$ 374,767
Operating earnings	29,918	24,093	72,720	65,067
Net income	20,188	14,025	42,618	34,708

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

Three months ended September 30, 2001 (Restated)
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 311,799	$ 80,972	$ 63,421	$ 88,210	$ 53,025	$ (1,605)	$ 595,822
Intersegment revenues	15,497	3,994	-	-	39,173	(58,664)	-
Total revenues	$ 327,296	$ 84,966	$ 63,421	$ 88,210	$ 92,198	$ (60,269)	$ 595,822
Income (loss) before
interest and income taxes	$ 31,982	$ 6,086	$ 5,144	$ 6,416	$ 15,360	$ (17,248)	$ 47,740

Three months ended September 30, 2000 (Restated)
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 349,954	$ 76,115	$ 66,189	$ 87,317	$ 33,354	$ 4,044	$ 616,973
Intersegment revenues	15,125	3,278	-	-	49,744	(68,147)	-
Total revenues	$ 365,079	$ 79,393	$ 66,189	$ 87,317	$ 83,098	$ (64,103)	$ 616,973
Income (loss) before
interest and income taxes	$ 39,722	$ 4,736	$ 2,254	$ 7,921	$ 11,028	$ (13,125)	$ 52,536

Nine months ended September 30, 2001 (Restated)
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 935,815	$ 257,036	$ 192,123	$ 260,432	$ 127,159	$ (5,209)	$ 1,767,356
Intersegment revenues	46,315	15,282	709	-	116,258	(178,564)	-
Total revenues	$ 982,130	$ 272,318	$ 192,832	$ 260,432	$ 243,417	$ (183,773)	$ 1,767,356
Income (loss) before
interest and income taxes	$ 95,989	$ 9,478	$ (6,667)	$ 15,920	$ 33,209	$ (45,597)	$ 102,332

Nine months ended September 30, 2000 (Restated)
		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (b)	Total
Unaffiliated revenues (a)	$ 1,049,001	$ 244,375	$ 189,391	$ 257,127	$ 96,714	$ 5,192	$ 1,841,800
Intersegment revenues	45,337	14,646	-	-	142,210	(202,193)	-
Total revenues	$ 1,094,338	$ 259,021	$ 189,391	$ 257,127	$ 238,924	$ (197,001)	$ 1,841,800
Income (loss) before
interest and income taxes	$ 124,670	$ 24,757	$ 11,105	$ 18,797	$ 28,768	$ (81,700)	$ 126,397

(a)	Unaffiliated revenues include sales to unconsolidated affiliates.
(b)	Includes consolidating eliminations.

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

            Debt outstanding was as follows:

	September 30	December 31
	2001	2000
	(Expressed in thousands)
7.375% Debentures due 2029, net of discount	$ 398,156	$ 398,105
6.750% Notes due 2009, net of discount	199,235	199,159
9.40% Notes due 2002, at market value, net of discount	130,377	151,017
6.625 % Notes due 2005, net of discount	99,754	99,708
Commercial paper	-	57,709
Revolving credit facility	218,000	195,000
Pollution control bonds, net of discount	50,559	50,522
International debt facilities	45,056	51,808
Other debt	7,578	5,184
Total debt	1,148,715	1,208,212
Less amounts classified as current maturities	(170,632)	(13,786)
Total long-term debt	$ 978,083	$ 1,194,426

(7)       Earnings Per Share -

            Computations for basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 consist of the following:

	Restated		Restated
	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
	(Expressed in thousands except per share amounts)
Income from continuing operations	$ 4,062	$ 7,005	$ 9,469	$ 24,537
Basic weighted average shares	79,365	78,573	79,100	78,395
Effect of dilutive securities (a)
Options	1,096	772	677	474
Awards	714	565	407	385
Diluted weighted average shares	81,175	79,910	80,184	79,254
Basic and diluted earnings per share	$ 0.05	$ 0.09	$ 0.12	$ 0.31
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

           Under a co-products sale and purchase agreement, certain co-products produced at an adjacent Conoco facility are allocated between Excel Paralubes and Conoco based upon Excel Paralubes' feed stream flow rates and compositions. Excel Paralubes recently determined that the measurements of the allocation of co-products between Excel Paralubes and Conoco had been in error since the commencement of Excel Paralubes' operations in 1997. As a result of this error, pretax income of Excel Paralubes for the quarters ended September 30, 2001 and 2000 was overstated by $0.2 million and $0.8 million, respectively. This requires a restatement of the Company's previously filed financial statements to reduce net income of the Company for the quarters ended September 30, 2001 and 2000 by $0.6 million ($0.01 per share) and $0.5 million ($0.01 per share), respectively. As a result of this error, pretax income of Excel Paralubes for the nine months ended September 30, 2001 and 2000 was overstated by $1.7 million and $2.2 million, respectively. This requires a restatement of the Company's previously filed financial statements to reduce net income of the Company for the nine months ended September 30, 2001 and 2000 by $1.1 million ($0.01 per share) and $1.3 million ($0.02 per share), respectively. There was no impact on cash flow or cash flows from operations. Under the co-products sales and purchase agreement, no adjustment is required for periods prior to 1999.

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

            Income from continuing operations for the quarter ended September 30, 2001 was $4.1 million, or 6 cents per basic share. This compares with income from continuing operations of $7.0 million, or 10 cents per basic share for the quarter ended September 30, 2000. Results from continuing operations for the third quarter ended September 30, 2001 included pretax charges of $6.8 million primarily associated with the restructuring program in the consumer products and international segments. Results from continuing operations for the third quarter ended September 30, 2000 included pretax charges of $4.7 million related to the acquisition of Quaker State and other matters. Excluding pretax charges, net income from continuing operations for the third quarter ended September 30, 2001 and 2000 was $16.2 million and $15.4 million, respectively.

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

            Supply Chain Investments.  Net sales for this segment, primarily intercompany sales to the Lubricants segment, were $82.0 million for the quarter ended September 30, 2001, compared to net sales of $76.1 million for the same period in 2000. Other income for this segment for the quarter ended September 30, 2001, was $10.2 million compared to $7.0 million for the same period in 2000. Other income is primarily the equity income from the 50/50 Excel Paralubes partnership with Conoco Inc., which is recorded using the equity method of accounting. The increase in equity income for the quarter ended September 30, 2001 is primarily due to higher base oil margins at Excel Paralubes. Operating income from this segment for the quarter ended September 30, 2001 was $15.4 million compared to operating income of $11.0 million for the same period in 2000. The increase in operating income for the quarter ended September 30, 2001 reflects higher margins.

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

            Income from continuing operations for the nine months ended September 30, 2001 was $9.5 million, or 12 cents per basic share compared with income from continuing operations of $24.5 million, or 31 cents per basic share for the same period in 2000. Results from continuing operations for the nine months ended September 30, 2001 included pretax charges of $38.5 million primarily associated with the restructuring program in the lubricants, consumer products and international segments. Results from continuing operations for the nine months ended September 30, 2000 included pretax charges of $41.5 million related to the acquisition of Quaker State and other matters. Excluding pretax charges, net income from continuing operations for the nine months ended September 30, 2001 and 2000 was $36.5 million and $52.0 million, respectively. The decrease in income from continuing operations excluding pretax charges for the nine months ended September 30, 2001, is primarily due to lower results from the Lubricants segment due to lower sales volumes and margins, lower results from the International segment due to lower margins and higher labor and facility costs in the Consumer Products segment.

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

            Supply Chain Investments. Net sales for the supply chain investments segment, primarily intercompany sales to Lubricants, were $222.0 million for the nine months ended September 30, 2001, compared to net sales of $221.6 million for the same period in 2000. Other income for this segment for the nine months ended September 30, 2001 was $21.4 million compared to $17.3 million for the same period in 2000. Other income is primarily the equity income from the 50/50 Excel Paralubes partnership with Conoco Inc., which is recorded using the equity method of accounting. The increase in equity income for the nine months ended September 30, 2001 is primarily due to higher base oil margins at Excel Paralubes. Operating income from this segment was $33.2 million for the nine months ended September 30, 2001, compared to $28.8 million for the same period ended September 30, 2001. The increase in operating income for the nine months ended September 30, 2001 reflects higher margins.

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