Form 10-K405
period 2001-12-31
PENNZOIL QUAKER STATE CO
filed 2002-03-13
CIK 1068044

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

                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001          COMMISSION FILE NO. 1-14501

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $1,103.5 million as of January 31, 2002.

     Number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practicable date, January 31, 2002: Common Stock, par value $0.10 per share: 79,731,498.

     DOCUMENTS INCORPORATED BY REFERENCE: PORTIONS OF THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A UNDER THE SECURITIES EXCHANGE ACT OF 1934 IN CONNECTION WITH THE COMPANY'S 2002 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III HEREOF (TO THE EXTENT SET FORTH IN ITEMS 10, 11, 12 AND 13 OF PART III OF THIS ANNUAL REPORT ON FORM 10-K).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS -- SAFE HARBOR PROVISIONS

     This annual report on Form 10-K of Pennzoil-Quaker State Company for the year ended December 31, 2001 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements (i) under the captions (a) "Lubricants," (b) "Consumer Products," (c) "International," (d) "Jiffy Lube" and (e) "Supply Chain Investments" under "Item
1. Business and Item 2. Properties" and (ii) under the captions (a) "Results of Operations," (b) "Disclosures About Market Risk" (c) "Capital Resources and Liquidity" and (d) "Discussion of Critical Accounting Policies" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements. Where, in any forward-looking statement, Pennzoil-Quaker State Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     The factors described or referenced under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors" and the following are some but not all of the factors that could cause actual results or events to differ materially from those anticipated: general economic, financial and business conditions; energy prices; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

                                     PART I

ITEM 1. BUSINESS AND ITEM 2. PROPERTIES.

     Pennzoil-Quaker State Company (the "Company" or "Pennzoil-Quaker State") is a leading automotive consumer products and services company in the United States, and the Company markets its products worldwide in approximately 90 countries. The Company manufactures, markets and distributes branded lubricants and car care products through traditional retailing channels targeting the do-it-yourself consumer. In addition, the Company targets the do-it-for-me consumers through automotive service centers such as car dealerships, repair shops and fast oil change centers, including the Company's Jiffy Lube(R) fast oil change centers. The Company's Pennzoil(R) and Quaker State(R) brands hold the #1 and #2 positions, respectively, in the domestic passenger car motor oil market, and the Company's Jiffy Lube(R) brand occupies the #1 position in the fast oil change market.

SEGMENT FINANCIAL INFORMATION

     Pennzoil-Quaker State's businesses are conducted primarily through the following five segments: (1) lubricants (2) consumer products (3) international
(4) Jiffy Lube and (5) supply chain investments. These segments have worldwide responsibility for all of the Company's product lines.

     Transactions between reportable segments are recorded at market. Intersegment sales are primarily from the supply chain investments segment to the lubricants segment, from the lubricants segment to the Jiffy Lube segment and from the consumer products segment to the international and lubricants segments. The Company excludes interest expense and income tax expense or benefit from segment profit or loss. See Note 13 of Notes to Consolidated Financial Statements for additional segment financial information and for financial information about geographic areas.

                                                                               RESTATED
                                                                        -----------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                 (EXPRESSED IN THOUSANDS)
                      NET SALES(1)
Lubricants(2)............................................  $1,265,337   $1,426,604   $1,379,699
Consumer Products........................................     351,270      337,524      309,044
International............................................     251,108      250,587      214,139
Jiffy Lube(3)............................................     340,823      331,899      423,413
Supply Chain Investments(4)..............................     300,569      277,492      164,334
Other....................................................         272          312          296
Intersegment Sales(5)....................................    (233,225)    (243,198)    (180,869)
                                                           ----------   ----------   ----------
                                                           $2,276,154   $2,381,220   $2,310,056
                                                           ==========   ==========   ==========
               OPERATING INCOME (LOSS)(6)
Lubricants...............................................  $  116,199   $  139,985   $  127,647
Consumer Products........................................      (9,291)      29,875       32,167
International............................................     (27,775)      11,237       11,877
Jiffy Lube(3)............................................      24,180       23,591      (16,435)
Supply Chain Investments(4)..............................      53,080       28,888       14,216
Charges Related to Asset Disposals and Other(7)..........      (4,087)      (9,472)     (10,544)
                                                           ----------   ----------   ----------
                                                              152,306      224,104      158,928
Corporate Administrative Expense.........................      62,263      108,330       81,808
Interest Expense.........................................      92,079       94,895       80,588
Income Tax Provision.....................................       8,505       16,595        7,790
                                                           ----------   ----------   ----------
  Income (Loss) from Continuing Operations...............     (10,541)       4,284      (11,258)
Discontinued Operations:
  Loss from Operations, Net of Taxes.....................          --      (51,665)    (300,459)
  Estimated Loss on Disposal, Net of Taxes...............     (22,467)     (40,431)          --
                                                           ----------   ----------   ----------
          Loss before Extraordinary Item.................     (33,008)     (87,812)    (311,717)
  Extraordinary Item(8)..................................        (937)          --           --
                                                           ----------   ----------   ----------
          Net Loss.......................................  $  (33,945)  $  (87,812)  $ (311,717)
                                                           ==========   ==========   ==========
                IDENTIFIABLE ASSETS(1)(9)
Lubricants(7)............................................  $  851,106   $  907,325   $  953,370
Consumer Products........................................     598,609      587,136      530,500
International............................................     187,197      226,308      170,334
Jiffy Lube...............................................     362,877      385,076      428,954
Supply Chain Investments.................................      38,211       27,306       30,560
Net Assets of Discontinued Operations....................          --       97,260       98,134
Other(10)................................................     658,317      570,656      526,435
                                                           ----------   ----------   ----------
                                                           $2,696,317   $2,801,067   $2,738,287
                                                           ==========   ==========   ==========
              DEPRECIATION AND AMORTIZATION
Lubricants...............................................  $   42,659   $   40,095   $   39,943
Consumer Products........................................      15,989       13,506       13,289
International(11)........................................      12,825        5,954        5,600
Jiffy Lube...............................................      25,365       24,879       33,060
Other(12)................................................      13,505       11,636        8,570
                                                           ----------   ----------   ----------
                                                           $  110,343   $   96,070   $  100,462
                                                           ==========   ==========   ==========

                                                                               RESTATED
                                                                        -----------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                 (EXPRESSED IN THOUSANDS)
                  CAPITAL EXPENDITURES
Lubricants...............................................  $   22,802   $   30,083   $   16,600
Consumer Products........................................       4,116        9,342        2,023
International............................................       4,036        4,378        5,162
Jiffy Lube...............................................      14,556       23,033       18,481
Other(12)................................................       6,356       11,655       28,338
                                                           ----------   ----------   ----------
                                                           $   51,866   $   78,491   $   70,604
                                                           ==========   ==========   ==========

---------------

 (1) In 2001, the Company determined that certain continuing operations had been included as part of the discontinued operations presentation that was initially presented in the Company's financial statements as of and for the year ended December 31, 2000. Previously issued financial results have been adjusted herein to appropriately reflect these operations as part of continuing operations. This adjustment had no effect on previously reported income from continuing operations or net income and an insignificant effect on previously reported revenues, cost of sales and certain assets and liability accounts.

 (2) The decrease in net sales for the lubricants segment in 2001 was primarily due to the sale of non-strategic businesses in 2000 and a decrease in volumes sold.

 (3) The decrease in net sales for the Jiffy Lube segment in 2000 was primarily due to the sale of company-operated centers to franchisees. The operating loss for the Jiffy Lube segment in 1999 is the result of $28.5 million of acquisition expenses and $5.4 million of other charges.

 (4) The increase in net sales for the supply chain investments segment in 2001 and 2000 is primarily due to an increase in base oil prices and an increase in sales to outside parties. The increase in operating income is the result of an increase in earnings from the Company's equity interest in Excel Paralubes.

 (5) The increase in intersegment sales in 2000 compared to 1999 is due to an increase of sales from the supply chain investments segment to the lubricants segment primarily because of higher base oil prices.

 (6) Included in 2001 operating income are charges of $77.1 million related to the Company's restructuring program, $16.0 million to reflect an increase in the allowance for doubtful accounts resulting from the Chapter 11 bankruptcy filing of K-Mart, $4.7 million as the result of the currency devaluation in Argentina, $1.2 million to reflect an increase in the allowance for doubtful accounts resulting from the impact of economic uncertainty on certain customers in Argentina and $3.7 million related to other matters. 2000 operating income includes $34.4 million in charges related to the acquisition of Quaker State and $29.0 million in charges associated with a general administrative cost reduction effort recorded in corporate administrative expense. 1999 operating income includes $75.1 million in charges related to the acquisition of Quaker State and $6.8 million in charges for restructuring costs and other matters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" for additional information.

 (7) In 2001, the lubricants segment recorded a charge of $1.7 million related to the closure of various distribution centers. In 2000, the lubricants segment recorded a charge of $10.0 million related to the sale of two of the Company's blending and packaging plants. In 1999, the lubricants segment recorded a charge of $13.9 million related to the closure of the Rouseville blending and packaging plant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of Notes to Consolidated Financial Statements for additional information.

 (8) During the year ended December 31, 2001, the Company chose to purchase and retire $45.4 million face amount of indebtedness which resulted in an after-tax extraordinary charge of $0.9 million ($1.5 million pretax), or $0.01 per share. See Note 5 of Notes to Consolidated Financial Statements for additional information.

 (9) Identifiable assets includes equity method investments other than Excel Paralubes of $5.6 million at December 31, 2001, $5.1 million at December 31, 2000 and $4.5 million at December 31, 1999. The Company's net investment in Excel Paralubes is carried as a credit balance in other liabilities in the consolidated balance sheet. See Note 3 of Notes to Consolidated Financial Statements for more information.

(10) The increase in other identifiable assets in 2001 compared to 2000 is primarily due to an increase in cash and accounts receivable. Other identifiable assets include consolidated deferred tax assets.

(11) Included in 2001 depreciation and amortization expense was $6.5 million associated with the impairment of goodwill.

(12) Other capital expenditures primarily consist of building leasehold upgrades.

     Narrative descriptions of the Company's business segments follow, with emphasis on 2001 developments. Unless otherwise indicated by context, references to the Company or Pennzoil-Quaker State include its subsidiaries.

LUBRICANTS

     The Company manufactures and markets conventional and synthetic motor oils under the Pennzoil(R), Quaker State(R) and Wolf's Head(R) brands, which accounted for approximately 36% of the domestic passenger car motor oil market for the twelve months ended December 31, 2001. The Company also manufactures and markets other branded and non-branded motor oils, transmission fluids, gear lubricants and greases, as well as specialty lubricants designed for sport utility vehicles, marine craft, motorcycles and snowmobiles. These other lubricants are sold under the Pennzoil(R) and Quaker State(R) brand names and various private label and proprietary brand names. The Company also markets other automobile consumer products in the lubricants segment such as oil and air filters, transmission fluid, and antifreeze produced by third parties.

     MARKETING. The Company markets Pennzoil(R) and Quaker State(R) lubricants throughout the United States. At the end of 2001, the Company's lubricants were distributed domestically through 44 owned and operated distribution facilities in 22 states. The Company's products are also distributed through independent distributors and directly from third-party suppliers.

     In marketing its lubricants, the Company utilizes a brand management structure. Under this approach, the Company centralizes all brand-related activity under a single manager for each brand, allowing coordination of all strategic and tactical decisions for advertising and promotions, product packaging and positioning, formulation strategy and pricing. The brand manager is responsible for developing the annual marketing plan that is designed to enhance brand equity. The Company markets its branded motor oils in packages ranging in size from four ounces to 55 gallons and sells a significant amount in bulk to the do-it-for-me market. Packaged motor oil in the retail channel is primarily sold in one quart plastic bottles.

     The primary and secondary distribution channels for our lubricants are as follows:

             PRIMARY                                 SECONDARY
  ------------------------------    -------------------------------------------
  - mass merchandisers;             - convenience stores;
  - auto parts stores;              - drug stores;
  - fast oil change centers; and    - grocery stores;
  - automobile dealerships.         - tire stores; and
                                    - independent automotive repair facilities.

     Consumer marketing for the Company's lubricants focuses primarily on the driving conditions experienced by vehicle owners and the technical benefits that lubricants can provide under those conditions. Key components of the Company's lubricant marketing include:

     - targeted media, including national and local television, radio and print advertising designed to reach specific populations of consumers based upon their usage;

     - motorsports participation, including team sponsorships in NASCAR(R), Indy Racing League(R), NHRA(R) and the sponsorship of the Pennzoil World of Outlaws(R), a grass roots sprint car racing series, and several national and local racing events;

     - public relations; and

     - consumer promotions.

     BLENDING AND PACKAGING. The Company produces motor oils and lubricants by blending additives and lubricant base oils in ten domestic blending and packaging plants located in Oregon, California, Louisiana, Pennsylvania, Missouri, Illinois, West Virginia and Mississippi. Substantially all additives are purchased from outside suppliers. Base oils processed by these blending and packaging plants are purchased at prevailing market prices and supplied primarily by Excel Paralubes and outside suppliers.

     Excel Paralubes' purchases are discussed further under "-- Supply Chain Investments." In May 2000, the Company entered into a ten-year base oil supply agreement with ExxonMobil, which became effective on August 1, 2000. Under the terms of the agreement, the Company purchases over 40% of its base oil requirements from ExxonMobil. The price of base oil the Company purchases under the agreement is equal to the lesser of a fixed spread over a published industry index (not tied to ExxonMobil's posted base oil price) and a formula price contained in a separate agreement between the parties. The Company's remaining requirements of base oil are purchased from various parties at prevailing market prices.

CONSUMER PRODUCTS

     The Company manufactures and markets automotive polishes, car wash products, automotive air fresheners and seat covers and markets automobile engine and fuel treatments, automotive window shades, automotive glass treatments, tire inflators and other automotive accessories.

     MARKETING. The Company's products are marketed under national brand names such as Rain-X(R), Blue Coral(R), Black Magic(R), Westley's(R), Medo(R), Axius(R), Gumout(R), Snap(R), Fix-A-Flat(R), The Outlaw(R), Sagaz(R), Pennzoil(R), Slick 50(R) and other proprietary brand names primarily through retail mass merchandisers and auto parts stores, and through the installed market, which includes fast oil change centers, service stations and automobile dealerships.

     As part of the Company's 2001 cost reduction plan, the consumer products segment consolidated the management, sales and administration of its two marketing groups described below into one centralized organization in Houston at the end of 2001.

     CHEMICALS AND APPEARANCE GROUP. The chemicals and appearance group markets Rain-X(R), the leading brand of rain repellant for automobile windows and other appearance products, Black Magic(R) non-waterbased tire protectant and dressing products and Westley's(R) car washes and cleaners. The majority of the Rain-X(R), Black Magic(R) and Westley's(R) branded products are manufactured and distributed by third-party contract manufacturers. The group purchases chemicals, waxes and cleaners from a variety of suppliers and blends and packages finished products at the Company's leased facility in Cleveland, Ohio. The group also markets Slick 50(R) automotive engine treatments and related automotive chemical products and manufactures and markets Blue Coral(R) automobile appearance products. Slick 50(R) branded products are produced by third-party contract manufacturers and distributed directly to customers or shipped to company locations for distribution to customers.

     The Company's chemicals and appearance group also manufactures and markets Fix-A-Flat(R) tire inflators, Gumout(R) fuel additives and cleaners, The Outlaw(R) fuel additives, Snap(R) fuel additives, cleaners and performance fluids and other private and house brand automotive chemicals. Fix-A-Flat(R) is the #1 selling tire inflator in the United States, and Gumout(R) is the best selling carburetor spray cleaner in the United States. Fix-A-Flat(R), Gumout(R), The Outlaw(R) and Snap(R) products are manufactured through arrangements with third-party contract manufacturers.

     ACCESSORIES GROUP. The accessories group designs and markets automotive window sun protection products, steering wheel covers, organizers and other automotive accessories. The group purchases its automotive window sun protection and other accessory products from a variety of suppliers and distributes sunshades and other automotive accessories from a leased Moorpark, California facility. Outside the United States, the accessories group's products are manufactured by third parties in Australia, Canada, France, the United Kingdom, Malaysia, China and Taiwan. In March 2000, the Company completed the acquisition of various assets of Sagaz Industries, a manufacturer and marketer of automobile seat covers, floor mats and cushions in North America. Sagaz was combined into the Company's accessories group.

     The accessories group also designs, manufactures and markets Medo(R) air fresheners primarily for use in automobiles. The group purchases paperboard, containers and fragrance from a variety of suppliers, and manufactures and distributes finished air fresheners from a leased Baltimore, Maryland facility.

INTERNATIONAL

     The Company markets lubricants and consumer car care products in approximately 90 countries outside of the United States. During 2001, the Company's largest national markets outside the United States (by total lubricant sales volume) were Canada, Mexico, Thailand, India and Indonesia. The Company's motor oil and other lubricants are blended and packaged by wholly owned subsidiaries of the Company in Australia, Bolivia and Spain, by a majority owned subsidiary in India, by joint ventures in Malaysia and Peru and by licensees in Indonesia, Mexico, the Philippines, Switzerland and Thailand.

     The Company is focused on increasing international recognition of its core branded products, including its flagship motor oil and its consumer car care products. By using these brands and capitalizing on its extensive portfolio of consumer car care products, the Company believes that there are attractive opportunities for growth in international markets, particularly in significant markets such as Japan, the United Kingdom, Germany, France and Spain.

     DISTRIBUTION. Internationally, Pennzoil-Quaker State products are distributed primarily through subsidiaries, joint ventures, licensees, distributors and jobbers. The Company intends to use these distribution channels and its existing relationships with mass merchandisers to further expand its international presence and to develop new relationships in international markets.

JIFFY LUBE

     The Company provides fast automotive preventive maintenance services in the United States and Canada under the Jiffy Lube(R) name. As of December 31, 2001, 2,157 Jiffy Lube(R) service centers were open in metropolitan areas throughout the United States with a heavy concentration of centers in the northeastern and eastern part of the United States. The Company has 216 franchisees, which operate 1,692 of these service centers. The Company's other 465 service centers are owned and operated by Jiffy Lube. An additional 38 Jiffy Lube(R) service centers in Canada are operated by franchisees. The Company's largest franchisee operates 214 service centers, and the Company's second largest franchisee operates 138 service centers.

     Jiffy Lube's primary service is the Jiffy Lube(R) Signature Service(TM), which includes:

     - an oil change and oil filter replacement;

     - chassis lubrication;

     - checking and topping off windshield washer, transmission, differential and power steering fluid levels;

     - vacuuming the interior and cleaning all exterior windows;

     - inflating all tires to proper levels;

     - checking the battery fluid and engine coolant levels; and

     - inspecting the air filter and windshield wiper blades.

     Pennzoil(R) and Quaker State(R) motor oils are the featured motor oils in company-operated service centers and in most franchisee-operated centers, although franchisees are not generally required to use any specific brand of motor oil.

     A number of additional authorized services and products, including Pennzoil-Quaker State's lubricants and consumer products, are also available at Jiffy Lube(R) service centers. Additional authorized services include coolant replenishments, air filter replacement, transmission services, light bulb replacement, tire rotation and wiper blade replacement. The Company is also working to expand the range of services to be offered through Jiffy Lube(R) service centers. These new services include AutoX-ray(TM) computer diagnostics, engine oil analysis and Carfax(TM) automotive history reporting.

     Jiffy Lube was ranked 20th in the United States among all franchises in the 23rd Annual Franchise 500 (Entrepreneur Magazine, January 2002). Jiffy Lube maintained its #1 ranking in the automotive category in the Franchise 500.

SUPPLY CHAIN INVESTMENTS

     The supply chain investments segment includes Pennzoil-Quaker State's equity investment in Excel Paralubes and base oil trading operations. The Company and Conoco Inc. ("Conoco") are equal partners in Excel Paralubes, which operates a technologically advanced base oil processing facility located adjacent to

Conoco's refinery near Lake Charles, Louisiana. The facility is capable of producing approximately 21,000 barrels per day of base oils, which is the primary ingredient in motor oil. Excel Paralubes is an integral part of the Company's supply chain, providing a significant portion of high quality base oils needed to produce the Company's finished motor oils and other lubricant products. Operations of this segment include sales of base oils purchased from Excel Paralubes and earnings from Excel Paralubes, accounted for using the equity method of accounting. Conoco operates the plant with support positions staffed primarily by Conoco. The Company purchases 50% of base oil production volume from Excel Paralubes, or approximately 58% of the Company's requirements, at contract rates based on prevailing market prices.

COMPETITION

     The lubricants business is highly competitive. The major competitors of the Company and their principal brands of motor oil in the United States are Ashland Inc. (Valvoline(R)), ChevronTexaco Corporation (Havoline(R)), BP p.l.c. (Castrol(R)) and Exxon Mobil Corporation (Mobil(R)). The Company also competes with a number of independent blending and packaging companies. Outside of the United States, the Company also competes with major fuels marketers and state-owned petroleum companies. The principal methods of competition in the motor oil business are breadth of product portfolio, product quality, price, distribution capability, advertising and sales promotion. Many of the competitors, particularly the major integrated oil companies, have substantially greater financial, distribution, marketing and other resources than the Company.

     The car care consumer products business is highly competitive and very fragmented. The car care industry is composed of several categories, such as maintenance chemicals, appearance chemicals and accessories. Major competitors include The Clorox Company (STP(R) in maintenance chemicals and Armor All(R) in appearance chemicals) and Turtle Wax Inc. (Turtle Wax(R) in appearance chemicals). Many other national brands exist in each of the various categories, although, in general, they have small market shares. Private label brands also compete with the national brands with respect to some car care products. The principal methods of competition in car care products are specific product benefits, distribution capability and advertising and sales promotion. The consumer car care products business also competes for the limited space available for the display of these products to the consumer. Moreover, the general availability of contract manufacturing allows new entrants easy access to the consumer products markets, which may increase the number of competitors and adversely affect the Company's competitive position and business. Many competitors in the car care consumer products business have substantially greater financial, distribution, marketing and other resources than the Company.

     The fast oil change business is highly competitive. Major competitors include Ashland Inc. through its Valvoline Instant Oil Change(R) centers and a large number of independent regional and local fast oil change chains. In addition to competing with other fast oil change centers, Jiffy Lube(R) service centers compete with mass merchandisers who offer oil change services, automobile dealers, service stations and garages. The principal methods of competition are quality of service, speed, location, warranty, price, convenience, reliability and sales promotion. In any given location, Jiffy Lube(R) service centers may encounter competition from national, regional or local companies that have greater financial resources than the Company.

PATENTS AND TRADEMARKS

     The Company's trademark portfolio exceeds 2,900 domestic and foreign trademark registrations and applications, with most of its primary brand names being protected by registered trademarks. The Company actively monitors the use of its trademarks throughout the world where its products are sold and takes vigorous action against apparent infringements of its trademarks.

     The Company currently has approximately 83 patents and over 92 pending patent applications. The subject matter of these patents and patent applications include lubricants, synthetic lubricants, lubricant additives, automotive chemicals, various hydrocarbon technologies, and automotive accessories.

RESEARCH AND DEVELOPMENT

     The Company's research and development division focuses on consumer products technology as a major area of growth for the Company. Lubricants and base oil technology, packaging technology and quality development are also emphasized. Long-term basic research in automotive trends continues to provide the foundation for future innovations. As a result of the business-focused deployment of research and development, the Company launched more than 40 new products in 2001. One of these products, Pennzoil(R) Total Care appearance product, was selected by the editors of "Popular Mechanics" to receive their product innovation award for 2001. The Company spent approximately $15.0 million in 2001, $16.0 million in 2000 and $16.5 million in 1999 on research activities and quality enhancement in 2001. The research and development activities are carried out primarily in a 65,700 square foot facility located in The Woodlands, Texas.

EMPLOYEES

     As of December 31, 2001 the Company and its subsidiaries had approximately 7,467 employees, of whom approximately 5,150 were full-time employees and approximately 2,317 were temporary and part-time employees. Approximately 4.5 percent of the Company's employees are represented by various labor unions. Collective bargaining agreements are in force with most of the unions.

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

     The Company is subject to a variety of state and federal Clean Air Act rules establishing air emission limitations for its operating units and products. The U.S. Environmental Protection Agency ("EPA") has adopted more stringent national ambient air quality standards for ozone and particulate matter, which would designate many more areas of the country as high pollution areas subject to additional regulatory controls. However, litigation over the new standards has rendered their implementation uncertain. The precise effect of these actions on the Company is uncertain because most of the requirements will be implemented through EPA regulations to be issued over a period of years. However, current estimates indicate that expenditures associated with such regulations would not have a material effect on the Company's results of operations.

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

     From January 1999 through December 2001, capital outlays of approximately $0.6 million have been made by the Company with respect to environmental protection. Approximately $1.1 million in capital expenditures for environmental control facilities are currently expected in 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity -- Environmental" for additional information.

     FRANCHISE MATTERS. Jiffy Lube is subject to, and devotes substantial efforts to compliance with, a variety of federal and state laws governing franchise sales and marketing and franchise trade practices. Although the regulatory environment differs by state, applicable laws and regulations generally require disclosure of business information in connection with the sale of franchises. Failure to obtain or maintain approvals to sell franchises would cause Jiffy Lube to lose franchise revenues. Because Jiffy Lube plans to grow its business through franchising, any impairment of the ability to develop new franchised stores will negatively affect Jiffy Lube.

     Some state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise and may limit Jiffy Lube's ability to terminate, or otherwise resolve conflicts with, franchisees. Jiffy Lube seeks to comply with applicable regulatory requirements. However, given the scope of the Jiffy Lube business and the nature of franchise regulations, compliance problems can be encountered from time to time.

ITEM 3. LEGAL PROCEEDINGS.

     (a) IQ PRODUCTS. A lawsuit filed in June 1998 by IQ Products Company in the United States District Court for the Southern District of Texas, Houston Division, claims Snap Products, Inc. and the Company, which purchased certain Snap Products, Inc. assets in 1997, violated the Lanham Act in connection with the manufacture and sale of a prior formulation of Fix-a-Flat(R) tire sealant and inflator. The plaintiff claims that Snap Products and the Company (i) should have labeled the product as "flammable," as allegedly required by the Federal Hazardous Substances Act, and (ii) incorrectly advertised and labeled the product as containing a "non-explosive formula." Plaintiff's complaint seeks unspecified damages. In July 2001, the court granted defendants' motion for summary judgement, dismissing all of Plaintiff's claims. Plaintiff is appealing the court's dismissal.

     A similar suit has also been filed in the same United States District Court by Radiator Specialty Company, in which the plaintiff alleges lost market share and wrongful interference with prospective business relations. The plaintiff seeks unspecified monetary damages equal to defendants' alleged unjust enrichment and actual and future damages from alleged false advertising and tortious competition. The Company is contesting this action vigorously.

     In January 2001, the plaintiff in the IQ Products litigation filed a second lawsuit against the Company in the United States District Court for the Southern District of Texas, Houston Division, claiming that the Company has violated federal and Texas antitrust law in marketing its tire inflation and sealer products. The plaintiff seeks unspecified actual and trebled damages, attorneys' fees and interest. The Company is contesting this action vigorously.

     (b) CALIFORNIA SCENTS. In January 2000, a lawsuit styled California Scents, Inc. v. Medo Industries, Inc. was filed in the United States District Court for the Central District of California. The plaintiff alleges that it is engaged in the manufacture and sale of automotive air freshener products in the United States and that the defendant, Medo Industries, Inc., a subsidiary of the Company, has monopolized and attempted to monopolize that business in violation of federal antitrust laws. The plaintiff also alleges that the defendant has, in violation of California state law, tortiously interfered with the plaintiff's prospective business relationships and engaged in unfair business practices. The plaintiff claims that the defendant's alleged actions have caused the plaintiff to suffer actual damages of $16.0 million, plus $4.0 million per year for an unspecified number of years into the future. The plaintiff seeks trebled damages, punitive damages, restitution with respect to its claim of unfair business practices and injunctive relief. The Company is contesting this action vigorously.

     (c) MARQUEZ V. PENNZOIL-QUAKER STATE COMPANY. A putative class action suit is pending in the 381st Judicial District Court of Starr County, Texas against the Company, alleging that the Company breached alleged warranties with respect to advertised product, breached alleged contractual obligations with purchasers of advertised product and breached the Texas Deceptive Trade Practices Act due to certain advertisements of the Company during calendar year 2000. No class has been certified. The Company is contesting this action vigorously.

     (d) ENVIRONMENTAL PROTECTION AGENCY MATTERS. As a result of informal negotiations with the EPA and the Department of Justice, the Company has reached an agreement to resolve disputed issues arising under the Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act in connection with the Company's former operation of a refinery in Shreveport, Louisiana by paying a civil penalty. No formal proceedings have been initiated against the Company with respect to the disputed issues. The Company believes the amount of the civil penalty will not have a material effect on its financial condition or results of operations.

     Separately, the EPA has initiated an administrative proceeding alleging that certain activities of a used oil collection and processing business formerly operated by the Company and its predecessors in Shreveport, Louisiana violated regulatory requirements under the Resource Conservation and Recovery Act. The Company is currently evaluating its position with respect to these alleged violations. Although the Company disputes the issues raised by the EPA, it anticipates that this matter will be settled by agreement of the parties, including payment by the Company of a civil penalty, the amount of which would not have a material adverse effect on its financial condition or results of operations.

     The Company is engaged in informal settlement discussions with local, state, and federal authorities regarding allegations of violations of environmental laws at a fast oil change service center in Alexandria, Virginia owned and operated by its Jiffy Lube subsidiary. No formal proceedings have been initiated regarding these allegations, and the Company anticipates that this matter will be settled by agreement of the parties, including payment of a civil penalty, the amount of which would not have a material adverse effect on its financial condition or results of operations.

     (e) OTHER. The Company is involved as a premise-owner defendant in numerous asbestos lawsuits, pending primarily in Louisiana and West Virginia. The plaintiffs generally allege exposure to asbestos and asbestos-containing products while working on the premises of the premise-owner defendants, and strict liability and negligence actions against the premise-owner defendants, including the Company. The plaintiffs do not allege that the Company manufactures any products containing asbestos. The plaintiffs generally allege that asbestos-containing products sold, distributed and supplied by the other defendants in the lawsuits were defective and unreasonably dangerous and that those defendants were thus negligent in failing to warn the plaintiffs of these dangers. The Company is contesting these actions vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the quarter ended December 31, 2001.

ITEM S-K 401(b) EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Set forth below are the names and ages of the executive officers and other senior corporate officers of Pennzoil-Quaker State Company (at March 4,
2002). Positions, unless otherwise specified, are with Pennzoil-Quaker State Company.

     AHMED ALIM (54)
     Senior Vice President and Chief Technology
     Officer

     DOUGLAS S. BOYLE (44)
     Group Vice President -- Automotive Products

     LINDA F. CONDIT (54)
     Vice President and Corporate Secretary

     MARK S. ESSELMAN (45)
     Senior Vice President -- Human Resources

     ROBERT A. FALIVENE (42)
     Group Vice President -- Global Supply Chain

     MARC C. GRAHAM (49)
     Group Vice President -- Jiffy Lube

     THOMAS P. KELLAGHER (45)
     Group Vice President and Chief Financial Officer

     MICHAEL J. MARATEA (57)
     Vice President and Controller

     R. BRITTON MAYO (50)
     Chief Information Officer

     JAMES L. PATE (66)(1)
     Chairman of the Board

     JAMES J. POSTL (56)(1)
     President and Chief Executive Officer

     MICHAEL P. SCHIEFFER (50)
     Vice President -- Administration

     RAYMOND A. SCIPPA (44)
     Vice President -- Public Relations

     PAUL B. SIEGEL (56)
     Senior Vice President and General Counsel

     LAURIE K. STEWART (42)
     Vice President and Treasurer

---------------
(1) Director of Pennzoil-Quaker State Company and member of Executive Committee.

     (b) Positions, unless specified otherwise, are with Pennzoil-Quaker State Company.

     AHMED ALIM -- Senior Vice President and Chief Technology Officer since August 2000. Senior Vice President -- Research and Development from May 1999 to August 2000. Vice President -- Quality and Technology of Pizza Hut, Inc./Tricon Global Restaurants, Inc. prior thereto.

     DOUGLAS S. BOYLE -- Group Vice President -- Automotive Products since December 2001. President of Automotive Products Group since November 2001. Group Vice President -- Lubricants from March 2001 until December 2001.
President -- Lubricants division of the Company from February 2001 until December 2001. Vice President -- Innovation and Technology of Pepsi-Cola North America from November 1998 to February 2001. Vice President -- Marketing & Business Development -- Fountain Division of Pepsi-Cola North America prior thereto.

     LINDA F. CONDIT -- Vice President and Corporate Secretary since December 1998. Vice President and Corporate Secretary of Pennzoil Company prior thereto. Vice President and Secretary of Pennzoil Products Company from March 1998 to December 1998.

     MARK S. ESSELMAN -- Senior Vice President -- Human Resources since August 1999. Vice President -- Human Resources and Communications of Great Lakes Chemical Corporation from August 1997 to July 1999. Vice President -- Human Resources in the Network Systems Division of USRobotics prior thereto.

     ROBERT A. FALIVENE -- Group Vice President -- Global Supply Chain since December 2001. Senior Vice President -- Supply Chain Development from May 2000 until December 2001. Chief Procurement Officer -- Equiva Services, LLC from February 1998 to May 2000. Vice President -- Supply Chain Management of PepsiCo Restaurants, Inc. prior thereto.

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

     R. BRITTON MAYO -- Chief Information Officer since June 1999. Director -- Information Technology prior thereto.

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

     MICHAEL P. SCHIEFFER -- Vice President -- Administration since August 1999. Assistant Treasurer from December 1998 to August 1999. Assistant Treasurer of Pennzoil Products Company from March 1998 to December 1998. Assistant Treasurer of Pennzoil Company prior thereto.

     RAYMOND A. SCIPPA -- Vice President -- Public Relations since April 2001. Director -- Corporate Communications from August 1999 to April 2001.
Manager -- Media Relations from October 1998 to April 2001. Director -- Employee Communications with Continental Airlines, Inc. prior thereto.

     PAUL B. SIEGEL -- Senior Vice President and General Counsel since January 2002. Vice President from December 1998 to December 2001. Senior Vice President -- Legal of Pennzoil Products Group prior thereto. Vice President of Pennzoil Products Company from March 1998 to December 1998.

     LAURIE K. STEWART -- Vice President and Treasurer since August 1999. Assistant Treasurer from December 1998 to July 1999. Manager -- Corporate Finance of Pennzoil Company prior thereto. Assistant Treasurer of Pennzoil Products Company from March 1998 to December 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The following table shows high and low sales prices for the common stock of Pennzoil-Quaker State as reported on the New York Stock Exchange (consolidated transactions reporting system), the principal market in which the common stock is traded, and dividends paid per share for the calendar quarters indicated. The common stock is also listed for trading on the Pacific Exchange. The common stock began trading "regular way" on the New York Stock Exchange and the Pacific Exchange on December 31, 1998, the day following the effective date of the spin-off and the acquisition of Quaker State Corporation.

                                             2001                          2000
                                  ---------------------------   --------------------------
                                   MARKET PRICE                  MARKET PRICE
                                  ---------------               --------------
QUARTER ENDED                      HIGH     LOW     DIVIDENDS    HIGH     LOW    DIVIDENDS
-------------                     ------   ------   ---------   ------   -----   ---------
March 31........................  $14.70   $11.25    $0.1875    $11.88   $8.38    $0.1875
June 30.........................  $16.00   $10.01    $0.1875    $12.50   $9.44    $0.1875
September 30....................  $13.15   $ 9.00    $0.0250    $13.25   $9.75    $0.1875
December 31.....................  $15.14   $10.55    $0.0250    $13.00   $9.00    $0.1875

     The closing sales price for the common stock of Pennzoil-Quaker State on December 31, 2001 was $14.45 as reported on the New York Stock Exchange (consolidated transactions reporting system), the principal market in which the common stock is traded.

     As of December 31, 2001, Pennzoil-Quaker State had 17,316 record holders of its common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table contains selected financial data for the five years indicated.

                                                  AS OF AND FOR THE YEARS ENDED DECEMBER 31
                                             ----------------------------------------------------
                                                             RESTATED
                                                        -------------------
                                               2001       2000       1999       1998       1997
                                             --------   --------   --------   --------   --------
                                               (EXPRESSED IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues from continuing operations(1).....  $2,314.7   $2,427.4   $2,327.3   $1,295.2   $1,261.6
Income (loss) from
  Continuing operations(2).................  $  (10.5)  $    4.3   $  (11.3)  $  (43.8)  $  (12.1)
  Discontinued operations(3)
     Loss from operations, net of tax......        --      (51.7)    (300.4)     (20.7)     (10.4)
     Estimated loss on disposal, net of
       tax.................................     (22.5)     (40.4)        --         --         --
                                             --------   --------   --------   --------   --------
  Loss before extraordinary item...........     (33.0)     (87.8)    (311.7)     (64.5)     (22.5)
  Extraordinary item(4)....................      (0.9)        --         --         --         --
                                             --------   --------   --------   --------   --------
          Net loss.........................  $  (33.9)  $  (87.8)  $ (311.7)  $  (64.5)  $  (22.5)

Basic and diluted earnings (loss) per share
  Continuing operations....................  $  (0.13)  $   0.05   $  (0.14)  $  (0.91)  $  (0.25)
  Discontinued operations
     Loss from operations..................        --      (0.66)     (3.86)     (0.43)     (0.22)
     Estimated loss on disposal............     (0.29)     (0.51)        --         --         --
                                             --------   --------   --------   --------   --------
Loss per share before extraordinary item...     (0.42)     (1.12)     (4.00)     (1.34)     (0.47)
  Extraordinary item(4)....................     (0.01)        --         --         --         --
                                             --------   --------   --------   --------   --------
       Total...............................  $  (0.43)  $  (1.12)  $  (4.00)  $  (1.34)  $  (0.47)
Dividends per common share.................  $  0.425   $  0.750   $  0.750   $     --   $     --
Net assets of discontinued operations......  $     --   $   97.3   $   98.1   $  591.1   $  714.4
Total assets...............................  $2,696.3   $2,801.1   $2,738.3   $3,111.9   $1,600.9
Total debt and capital lease
  obligations(5)...........................  $1,197.9   $1,275.8   $1,110.0   $1,105.6   $  458.6
Total shareholders' equity.................  $  764.6   $  821.0   $  961.4   $1,352.6   $  277.3

---------------

(1) The decrease in revenues for the year ended December 31, 2001 compared to the year ended December 31, 2000 was primarily due to the sale of non-strategic businesses in the lubricants segment and a decrease in volumes sold. The increase in revenues for the year ended December 31, 2000 compared to the year ended December 31, 1999 was primarily due to an increase in lubricants prices resulting from a significant increase in base oil prices and higher equity income due to higher base oil margins partially offset by a decrease in sales volumes. The increase in revenues for the year ended December 31, 1999 compared to the year ended December 31, 1998 was primarily due to the acquisition of Quaker State Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

(2) The 2001 loss from continuing operations includes after-tax charges of $62.1 million ($102.7 million pretax). Included in 2001 operating income are charges of $77.1 million related to the Company's restructuring program, $16.0 million to reflect an increase in the allowance for doubtful accounts resulting from the Chapter 11 bankruptcy filing of K-Mart, $4.7 million as a result of the currency devaluation in Argentina, $1.2 million to reflect an increase in the allowance for doubtful accounts resulting from the impact of economic uncertainty on certain customers in Argentina and $3.7 million related to other matters. The 2000 income from continuing operations includes after-tax charges of $44.6 million ($73.6 million pretax). These charges include $10.0 million in charges related to the sale of two of the Company's blending and packaging plants, $34.4 million in charges related to the acquisition of Quaker State, $29.0 million in charges associated with a general and administrative cost reduction effort and $0.2 million in charges for other matters. The 1999 loss from continuing operations includes after-tax charges of $60.0 million ($95.8 million pretax). These charges include $75.1 million in charges related to the acquisition of Quaker State, $13.9 million charges associated with the closure of the Rouseville, Pennsylvania blending and packaging plant and $6.8 million charges in restructuring costs and other matters. The 1998 loss from continuing operations includes after-tax charges of $59.4 million ($93.5 million pretax). These charges include $10.6 million in expenses related to the acquisition of Quaker State, $29.6 million in charges for the impairment of fast lube assets required under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," $25.0 million in charges associated with the voluntary withdrawal and reformulation of Fix-A-Flat(R) tire inflator products and $28.3 million in charges for litigation settlement expenses, net loss on sales of assets and other matters. The 1997 loss from continuing operations includes after-tax charges of $13.3 million

($22.0 million pretax) allocated to the Company by its former parent company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information related to 1999 through 2001.

(3) Discontinued operations include an income tax benefit of $14.7 million for 2001, $60.1 million for 2000, $196.2 million for 1999, $13.5 million for
    1998 and $6.8 million for 1997. See Note 14 of Notes to Consolidated Financial Statements for additional information.

(4) During the year ended December 31, 2001, the Company chose to purchase and retire $45.4 million face amount of indebtedness which resulted in an extraordinary charge of $0.9 million ($1.5 million pretax), or $0.01 per share. See Note 5 of Notes to Consolidated Financial Statements for additional information.

(5) Includes current maturities of long-term debt and current portion of capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See the Segment Financial Information included in Item 1. Business and Item
2. Properties and the Consolidated Financial Statements beginning on page F-3 and Summary of Significant Accounting Policies on page F-7 for additional information.

     Pennzoil-Quaker State Company is the result of the spin-off on December 30, 1998 of the lubricants, consumer products and fast oil change operations of Pennzoil Company and the acquisition by the Company of Quaker State Corporation in a merger transaction immediately following the separation.

     The Company and Conoco are equal partners in Excel Paralubes, which operates a base oil processing facility located adjacent to Conoco's refinery in Lake Charles, Louisiana. Conoco operates the plant with support positions staffed primarily by Conoco. Under a co-products sale and purchase agreement, certain co-products produced at an adjacent Conoco facility are allocated to Excel Paralubes and Conoco based upon Excel Paralubes' feed stream flow rates and compositions. Excel recently determined that the measurements of the allocation of co-products between Excel and Conoco had been in error since the commencement of Excel's operations in 1997. As a result of this error, previously reported pretax income of Excel Paralubes for the year ended December 31, 2000 was overstated by $5.4 million and for the year ended December 31, 1999 was overstated by $1.8 million. Consequently, the Company has restated previously issued financial statements to reduce net income of the Company for the year ended December 31, 2000 by $1.6 million ($0.02 per share) and for the year ended December 31, 1999 by $0.6 million ($0.00 per share). There was no impact on reported cash flow or cash flows from operations. Under the co-products sale and purchase agreement, no adjustment is required for periods prior to 1999. The Company's share of results from Excel Paralubes' operations are included in the results of operations of the supply chain investments segment.

RESULTS OF OPERATIONS

     2001 COMPARED WITH 2000

     Net sales for Pennzoil-Quaker State in 2001 decreased by $105.1 million, or approximately 4.4%, compared to 2000. The decrease in net sales was primarily a result of the disposition of non-strategic operating assets.

     Loss from continuing operations was $10.5 million, or 13 cents per basic share, in 2001, compared to income from continuing operations of $4.3 million, or 5 cents per basic share in 2000. Results from continuing operations in 2001 included charges of $102.7 million primarily associated with a comprehensive restructuring program in the Company's lubricants, consumer products, and international segments.

     Results from continuing operations in 2000 included charges of $73.6 million. Included in these charges were $10.0 million in charges associated with the sale of the Company's Carson and San Antonio blending and packaging plants, $34.4 million of costs associated with the Company's acquisition of Quaker State, $29.0 million in charges associated with a general and administrative cost reduction plan and $0.2 million for other matters.

     In 2001, the Company recorded a $77.1 million charge to accrue costs associated with a restructuring program to reduce costs and streamline operations. As part of the 2001 cost reduction plan, the Company's lubricants segment took steps to reduce manufacturing and selling expense. The consumer products segment consolidated the management and administration of its two marketing groups into one organization in Houston at the end of 2001. The international segment exited low margin operations, facilities and distribution channels. The 2001 charges related to the four operating segments are as follows: lubricants -- $16.7 million; consumer products -- $22.2 million; international -- $34.1 million; and other -- $4.1 million. These charges primarily included severance for approximately 670 administrative and operational employees. All of the employees were terminated or were notified of a termination date by December 31, 2001. The severance payments for the former employees are expected to be paid out over a minimum period of two months with a maximum period of up to two years. As a result of these charges, the Company recorded a liability of $28.1 million to reflect obligations for severance. The remaining total severance accrual at December 31, 2001 was $17.1 million recorded in other current liabilities and $2.8 million recorded in other liabilities. Included in the $34.1 million of charges for the international segment were charges of $6.5 million associated with the impairment of goodwill. These charges are recorded in cost of sales; selling, general and administrative expenses and depreciation and amortization expense in the statement of operations.

     In 2000, the Company implemented a general and administrative cost reduction plan. As part of the Company's plan, approximately 400 employees were terminated and office space was consolidated. In 2000, the Company recorded a charge of $29.0 million associated with the plan. The accrued liability at December 31, 2000 totaled $13.8 million. The accrued liability at the end of 2000 was reduced by $11.5 million during 2001 and the remaining accrual at December 31, 2001 totaled $2.3 million.

     During 2001, the Company chose to purchase and retire $45.4 million face amount of its notes due in 2002, and, as a result, recorded an extraordinary charge of $0.9 million ($1.5 million pretax), or $0.01 per share. Reference is made to "-- Capital Resources and Liquidity" for additional information.

     LUBRICANTS. Net sales for the lubricants segment were $1,265.3 million in 2001 compared to $1,426.6 million in 2000. The 11.3% decrease in net sales was primarily due to the sale of non-strategic operating assets in 2000 and 2001 and lower sales from remaining assets as a result of continued softness in the passenger car motor oil market. Operating income for the lubricants segment was $116.2 million in 2001 compared to $140.0 million in 2000. Operating income in 2001 included charges of $21.1 million related to the restructuring program and an increase in the allowance for doubtful accounts resulting from the Chapter 11 bankruptcy filing of K-Mart. Operating income in 2000 included charges of $16.2 million related to the Quaker State acquisition. The decrease in operating income is primarily due to lower sales volumes as a result of continued softness in the passenger car motor oil market.

     CONSUMER PRODUCTS. Net sales for the consumer products segment were $351.3 million in 2001 compared to $337.5 million in 2000. The 4.1% increase in net sales was primarily due to increased automotive seat cover revenues as a result of the acquisition of Sagaz Industries in early March 2000, partially offset by lower revenues from car wash and car cleaner products. Operating loss for this segment in 2001 was $9.3 million compared to $29.9 million in operating income in 2000. The operating loss for 2001 included charges of $33.8 million related to the restructuring program and an increase in the allowance for doubtful accounts resulting from the Chapter 11 bankruptcy filing of K-Mart. Operating income decreased as a result of lower margins negatively impacted by increased costs, a less profitable product mix and increased promotional activities.

     INTERNATIONAL. Net sales for the international segment were $251.1 million in 2001 compared to $250.6 million in 2000. Higher lubricant product sales prices and higher consumer car care products volumes due to acquisitions completed in 2000 were partially offset by lower lubricant product sales volumes. Operating loss in the international segment in 2001 of $27.8 million, compared to operating income of $11.2 million in 2000, was primarily the result of restructuring charges, the economic crisis in Argentina and lower product margins partially offset by extensive reductions in selling, general and administrative expenses.

     During 2001, the international segment extensively reviewed and restructured its global operations. This restructuring included the termination of employees, the closure and consolidation of warehouses and customer rationalization. Included in the 2001 results were charges of $34.1 million resulting from the restructuring.

     Also included in the 2001 results were charges of $5.9 million associated with the Company's operations in Argentina as a direct result of the year-end economic conditions in that country and the subsequent currency devaluation. The Company has an office and direct operations in Argentina that purchase products primarily from the United States in U.S. dollars and sells locally to customers. Of the $5.9 million in charges, $4.7 million was due to a foreign currency devaluation and $1.2 million was the result of an increase in allowance for doubtful accounts as a result of the impact of economic uncertainty on certain customers. The Company is currently considering other changes in the Argentina operations. Options being reviewed include the establishment of local sourcing of product, reduction in size of current operations and change in sales mix between direct and distributor sales. As of January 2002, the Company's current investment in Argentina was approximately $7 million.

     JIFFY LUBE. Net sales for the Jiffy Lube segment were $340.8 million in 2001 compared to net sales of $331.9 million in 2000. The 2.7% increase in net sales is primarily due to higher comparable store sales resulting from higher average ticket prices attributable to increased sales of additional products and services. System-wide sales increased $81.4 million to $1,267.1 million in 2001 compared to $1,185.7 million in 2000 as a result of an increased number of service centers open and an increase in the average ticket price. System-wide average ticket prices increased to $43.41 in 2001, compared with $40.23 in 2000, also as a result of increased sales of additional products and services. There were 2,157 service centers (including 465 company-operated service centers) open in the United States as of December 31, 2001. Operating income for the Jiffy Lube segment was $24.2 million in 2001 compared to $23.6 million in 2000.

     During 2001, the Jiffy Lube segment acquired 18 centers for $2.3 million in cash and $0.6 million in receivables compared to six centers for $4.3 million in cash in 2000. During 2001, one real estate site was acquired for $0.5 million in cash compared to five real estate sites for $1.4 million in cash and a note payable of $0.1 million in 2000. During 2001, the Jiffy Lube segment sold 21 centers for $2.0 million in cash and notes compared to the sale of 36 centers for $4.7 million in cash and notes in 2000. During 2001, 26 real estate sites were sold for $10.4 million in cash and notes compared to 19 real estate sites for $6.3 million in cash and notes in 2000. In addition, 13 centers were closed in 2001 compared to 38 centers in 2000.

     SUPPLY CHAIN INVESTMENTS. Net sales for the supply chain investments segment, primarily intercompany sales to the lubricants segment, were $300.6 million in 2001 compared to net sales of $277.5 million in 2000. The 8.3% increase in net sales in 2001 compared to 2000 was primarily due to higher base oil prices and sales volumes. Other income for the supply chain investments segment for 2001 was $36.5 million compared to $16.2 million for 2000. Other income primarily represents the earnings from the Company's Excel Paralubes partnership with Conoco. The Company's partnership earnings are recorded using the equity method of accounting. The increase in equity income reflects Excel Paralubes' increased base oil prices and sales volumes. Operating income for this segment was $53.1 million for 2001 compared to $28.9 million for 2000. The increase in income was due to higher equity earnings from Excel Paralubes in 2001 as a result of higher base oil margins and higher volumes in 2001 compared to 2000. Volumes were lower in 2000 as a result of scheduled maintenance downtime at Excel Paralubes in the fourth quarter of 2000.

     OTHER. Other operating loss for 2001 was $4.0 million compared to operating income of $0.5 million for 2000. The operating loss in 2001 is primarily the result of charges taken for losses related to the sale of receivables and losses incurred in the Company's captive insurance subsidiary that reinsures the Company's workers' compensation, automobile and general liability programs. The decrease in operating income for 2001 compared to 2000 was primarily due to gains on sale of assets in 2000.

     CORPORATE ADMINISTRATIVE EXPENSE. Corporate administrative expenses for 2001 were $62.3 million compared to $108.3 million for 2000. Corporate administrative expenses for 2000 included $38.8 million charges related to a general and administrative cost reduction effort and acquisition related expenses.

     2000 COMPARED WITH 1999

     Net sales for Pennzoil-Quaker State in 2000 increased by $71.2 million, or 3.1%, to $2,381.2 million, compared to 1999. Net sales increased by 3% in the lubricants segment, 9% in the consumer products segment, 17% in the international segment and 69% in the supply chain investments segment. Net sales in the

Jiffy Lube segment decreased 22%, reflecting fewer company-operated service centers in operation during 2000.

     Net income from continuing operations was $4.3 million in 2000 compared to a net loss of $11.2 million in 1999. Results from continuing operations for 2000 included charges of $73.6 million. Included in these charges were $10.0 million related to the sales of the Company's Carson and San Antonio blending and packaging plants, $34.4 million of costs associated with the Company's acquisition of Quaker State, $29.0 million in charges associated with the 2000 general and administrative cost reduction plan and $0.2 million for other matters. Results from continuing operations for 1999 included charges of $95.8 million. Included in these charges were $75.1 million due to costs associated with the acquisition of Quaker State, $13.9 million due to costs associated with the closure of the Rouseville blending and packaging plant and $6.8 million in restructuring costs and other matters.

     LUBRICANTS. Net sales for the lubricants segment in 2000 increased by $46.9 million, or 3%, to $1,426.6 million, compared to $1,379.7 million in 1999. The increase in nets sales in 2000 compared to 1999 was primarily due to higher average lubricant product prices. Operating income from this segment was $140.0 million for 2000 compared to $127.6 million for 1999. Operating income from this segment in 2000 included $16.2 million of expenses associated with the acquisition of Quaker State. Operating income from this segment in 1999 included $20.5 million of charges associated with the acquisition of Quaker State.

     CONSUMER PRODUCTS. Net sales for the consumer products segment in 2000 increased by $28.5 million, or 9%, to $337.5 million, compared to $309.0 million in 1999. The increase in net sales for 2000 compared to 1999 was primarily due to higher product sales volumes. Operating income from this segment was $29.9 million for 2000 compared to $32.2 million for 1999. Operating income in 2000 was reduced by $4.3 million of expenses associated with the acquisition of Quaker State compared to $3.0 million of such expenses in 1999.

     INTERNATIONAL. Net sales for the international segment were $250.6 million in 2000 compared to net sales of $214.1 million in 1999. The increase in net sales in 2000 compared to 1999 is primarily due to acquisitions completed toward the end of the first quarter of 2000 and higher lubricating product prices. Operating income for this segment was $11.2 million in 2000 compared to $11.9 million in 1999. The decrease in operating income was primarily due to lower margins resulting from higher lubricant costs.

     JIFFY LUBE. Net sales recorded by the Jiffy Lube segment decreased 22% in 2000 compared to 1999. The decrease in net sales was primarily due to the sale of company-operated centers to franchisees. Net sales reported by the Jiffy Lube segment consist of sales revenues from company-operated service centers, franchise fees, royalty revenues and rental income. System-wide sales increased $85.2 million to $1,185.7 million in 2000 compared to $1,100.5 million in 1999 as a result of an increased number of service centers open and an increase in the average ticket price. System-wide average ticket prices increased to $40.23 in 2000 compared with $37.49 in 1999 as a result of increased sales of additional products and services. There were 2,143 service centers (including 480 company-operated service centers) open in the United States as of December 31, 2000. Jiffy Lube reported operating income of $23.6 million in 2000 compared to an operating loss of $16.4 million in 1999. Included in 2000 results are charges of $4.3 million for acquisition expenses and in 1999 results are charges of $33.9 million for acquisition, legal and other expenses. The increase in operating income in 2000 is primarily due to higher rent and royalty income and lower selling, general and administrative costs.

     In 2000, the Jiffy Lube segment acquired six centers for $4.3 million in cash compared to 32 centers for $26.2 million in cash in 1999. In 2000, five real estate sites were acquired for $1.4 million in cash and a note payable of $0.1 million compared to none in 1999. In 2000, the Jiffy Lube segment sold 36 centers for $4.7 million in cash and notes compared to the sale of 423 centers for $82.1 million in cash and notes in 1999. In 2000, 19 real estate sites were sold for $6.3 million in cash and notes compared to the sale of four real estate sites for $1.4 million in cash and notes in 1999. In addition, 38 centers were closed in 2000, compared to 120 centers closed in 1999.

     SUPPLY CHAIN INVESTMENTS. Net sales for the supply chain investments segment, primarily intercompany sales to the lubricants segment, were $277.5 million in 2000, compared to net sales of $164.3 million in 1999.

The 69% increase in net sales in 2000 compared to 1999 was primarily due to higher base oil prices. Other income for the supply chain investment segment in 2000 was $16.2 million compared to $6.4 million in 1999. Other income is primarily the earnings from the Excel Paralubes partnership with Conoco, which is recorded using the equity method of accounting. The increase in equity income also reflects increased margins due to higher base oil prices relative to supply costs. Operating income from this segment was $28.9 million in 2000 compared to $14.2 million in 1999. The increase in operating income was primarily due to higher base oil margins.

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

DISCONTINUED OPERATIONS

     The Company's after-tax loss from discontinued operations was $51.7 million ($85.4 million pretax) for the year ended December 31, 2000 and $300.5 million ($496.6 million pretax) for the year ended December 31, 1999. The Company's estimated after-tax loss on disposal of discontinued operations was $22.5 million ($37.1 million pretax) in 2001 and $40.4 million ($66.8 million pretax) in 2000. See Note 14 of Notes to Consolidated Financial Statements for additional information.

     During 2000, the Company completed a strategic review of its manufacturing assets, including its refining assets and speciality business. During the review, it evaluated the strategic and financial advantages and disadvantages it derives from the vertical integration of its manufacturing and marketing capabilities. Based on the results of this review, the Company began to withdraw from the refining business and to dispose of its refineries and related assets. In 2001 and 2000, the Company sold the wax processing facilities and related assets at the Rouseville, Pennsylvania refinery and its interest in the Bareco wax marketing partnership, its share of Penreco, a specialty industrial products partnership with Conoco and its Shreveport refinery to Calumet, thus completing the Company's exit from the refining business. Accordingly, the net assets and results of operations of the Company's refining assets and specialty industrial products businesses have been combined and reported as discontinued operations in the accompanying financial statements.

     In January 2002, the Company entered into an agreement to pay $20.3 million to terminate a contract that had required the Company to continue to supply feedstocks to operations that had been discontinued and sold. This charge, which represented an increase in the cost originally estimated to terminate this arrangement, was recorded as a 2001 adjustment to the estimated loss on the disposition of discontinued operations. The Company also increased its estimate of other accruals related to discontinued operations by $10.2 million ($16.8 million pretax) in 2001 and recorded the adjustment as additional estimated loss on disposition. During 2000, as a result of the Shreveport refinery disposition, the Company recorded a pretax charge of $131.3 million related to (a) $9.3 million in fixed asset impairments, (b) $34.6 million in environmental costs,
(c) $59.1 million for working capital writedowns, (d) $26.7 million in contract buyouts, and (e) $1.6 million in other disposal costs.

     Included in discontinued operations for 1999 is a pretax charge of $445.9 million under SFAS No. 121 to reflect the write-down of the Company's Rouseville and Shreveport refineries. In addition, the Company also accrued (a) $7.3 million in severance costs (b) $12.0 million in environmental costs for cleanup and removal of tanks and equipment and (c) $14.8 million in other disposal costs.

DISCLOSURES ABOUT MARKET RISK

     Pennzoil-Quaker State is exposed to market risk, including adverse changes in interest rates, commodity prices and foreign currency exchange rates. See
Note 2, Note 5, Note 10 and Note 11 of the Notes to Consolidated Financial Statements.

     INTEREST. At December 31, 2001, the fair value of the Company's long-term debt was estimated to be $1,037.6 million using quoted market prices or, where such prices were not available, discounted future cash flows based on estimated year-end interest rates of debt with the same remaining average maturities and credit quality. The carrying amount of the long-term debt at December 31, 2001 exceeded its fair value by $98.7 million. A hypothetical 10 percent adverse change in market interest rates relative to the aforementioned securities would not have had a material effect on the Company's results of operations for the fiscal year ended December 31, 2001.

     At December 31, 2001, the fair value of the Company's notes receivable was estimated to be $61.3 million using discounted future cash flows based on estimated year-end interest rates at which similar loans have been made to borrowers with similar credit ratings for the same remaining maturities. The carrying amount of the notes receivable at December 31, 2001 exceeded its fair value by $8.5 million. A hypothetical 10 percent adverse change in market interest rates relative to the aforementioned securities would not have had a material effect on the Company's results of operations for the fiscal year ending December 31, 2001.

     HEDGING ACTIVITIES. Pennzoil-Quaker State enters into forward exchange contracts to reduce the impact of foreign currency fluctuations on certain monetary liabilities and commitments denominated in foreign currencies. The purpose of entering into these contracts is to minimize the impact of foreign currency fluctuations on the results of operations. The unrealized gains and losses on these contracts are deferred and recognized in the results of operations in the period in which the hedged transaction is consummated. During the year ended December 31, 2001, the Company's Canadian and French subsidiaries entered into Canadian dollar and French franc foreign currency forward contracts to reduce the cash flow variability of U.S. dollar purchases of inventory. The Company designated these forward contracts as cash flow hedges. Under Statement of Financial Accounting Standards ("SFAS") No. 133, gains and losses on the forward contracts are recorded in other comprehensive income and then reclassified to earnings as the inventory is sold. As of December 31, 2001, the Company had unrealized gains of $0.1 million associated with outstanding forward currency contracts. As of December 31, 2001, the Company had $6.3 million of foreign currency forward contracts utilized to minimize foreign currency fluctuations.

     In connection with the issuance of $150.0 million of two-year fixed rate notes in December 2000, Pennzoil-Quaker State entered into a fixed to floating interest rate swap to maintain its mix of variable rate and fixed rate debt. The Company designated the swap as a fair value hedge and changes in the fair value are recognized currently in earnings. At December 31, 2001, $104.5 million of the swap remained outstanding and if terminated at that date, the Company would have received $3.8 million from the swap counterparty.

     In January 2002, the Company entered into interest rate swaps relating to the $100.0 million of its 6.625% Notes due 2005 to adjust the mix of variable rate and fixed rate debt. The swaps were designated as fair value hedges and changes in the fair value will be recognized currently in earnings.

     EXCHANGE AND COMMODITY RISKS. The Company may seek to limit foreign currency exchange risks through the use of foreign currency borrowings and foreign currency forward contracts when practical. The Company may seek to limit commodity risks through the use of commodity forward contracts and options when practical. The Company cannot be sure that these strategies, if implemented, will be successful.

PURCHASES FROM EXCEL PARALUBES

     Pennzoil-Quaker State has a long-term agreement with Excel Paralubes to purchase 50% of its base oil production volume from Excel Paralubes, or approximately 58% of the Company's requirements, at contract rates based on prevailing market prices. If the Company fails to purchase its contracted minimum volumes from Excel Paralubes, the Company is obligated to pay to Excel Paralubes the profits that it would have earned had the Company made such purchases. Base oil purchases from Excel Paralubes, net of rebates, were $163.0 million for 2001, $149.8 million for 2000 and $106.9 million for 1999.

INTEREST CHARGES, NET

     Consolidated interest expense of $92.1 million in 2001 decreased $2.8 million, or 3%, compared to 2000, primarily as a result of lower average debt balances and lower interest rates.

     Consolidated interest expense of $94.9 million in 2000 increased $14.3 million, or 18%, compared to 1999. The increase was primarily due to an increase in average long-term debt balances and interest rates.

CAPITAL RESOURCES AND LIQUIDITY

     LIQUIDITY. The Company's ability to satisfy its debt obligations and to pay principal and interest on its debt, fund working capital and make capital expenditures will depend upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. Based on current and anticipated levels of operations and conditions in the automotive consumer products markets, the Company believes that cash flow from operations will be adequate for the foreseeable future to make required payments of interest on debt and fund working capital and capital expenditure requirements. In addition, the Company has sufficient availability under its credit facilities to fund principal maturities, working capital needs and capital expenditures if necessary. In the event of cash flow constraints, capital expenditures could be postponed to fund other obligations if required. Beginning in the third quarter of 2001, the Company reduced its dividend to the equivalent of $0.10 per share annually.

     CASH FLOW. For purposes of the consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The effect of changes in foreign exchange rates on cash balances has been immaterial. The Company had cash and cash equivalents of $86.4 million at December 31, 2001, $38.3 million at December 31, 2000 and $20.2 million at December 31, 1999. Cash flow generated from operating activities before changes in operating assets and liabilities was $134.4 million for the year ended December 31, 2001, $144.7 million for the year ended December 31, 2000 and $133.8 million for the year ended December 31, 1999. The Company's cash flow from operations for the year ended December 31, 2001 decreased $19.0 million compared to the same period in 2000, and cash flow from operations for the year ended December 31, 2000 increased $82.3 million compared to the same period in 1999. The decrease in cash provided by operating activities during 2001 is due to an increase in working capital as a result of higher inventories and payments associated with severance and discontinued operations. See Note 2 of Notes to Consolidated Financial Statements for additional information.

     CAPITAL EXPENDITURES. Capital expenditures were $51.9 million in 2001, $78.5 million in 2000 and $70.6 million in 1999. The 2002 capital budget for the Company is estimated to be approximately $80.0 million.

     NET OPERATING LOSS CARRYFORWARD. As of December 31, 2001, the Company had a United States net operating loss carryforward of approximately $471.4 million, which is available to reduce future federal income taxes payable. Additionally, for the purposes of determining alternative minimum tax, an approximate $535.7 million net operating loss is available to offset future alternative minimum taxable income. If not used, these carryovers will expire in years 2009 and 2018 to 2021. In addition, Pennzoil-Quaker State also has a separate return limitation loss of $4.0 million and an approximate $2.6 million net operating loss which is available to offset alternative minimum taxable income. Utilization of the separate return net operating losses, to the extent generated in separate return years, is limited based on the separate taxable income of the subsidiary, or its successor, generating the loss. If not used, these carryovers will expire in the years 2004 to 2007. A valuation allowance of approximately $1.4 million has been established to offset the portion of the deferred tax asset related to the separate return limitation losses expected to expire before their utilization. In addition, Pennzoil-Quaker State has approximately $17.0 million of alternative minimum tax credits indefinitely available to reduce regular tax liability to the extent it exceeds the related alternative minimum tax otherwise due. All net operating loss and credit carryover amounts are subject to examination by tax authorities. The Company also has state net operating loss carryforwards, the tax effect of which was approximately $60.8 million as of December 31, 2001. A valuation allowance of approximately $14.6 million has been established to offset the portion of this deferred tax asset related to state tax loss carryforwards expected to expire before their utilization. Pennzoil-Quaker State has a net deferred tax asset of $302.3 million as of December 31, 2001 and believes that it will generate sufficient future taxable income to realize this asset.

     ACCOUNTS RECEIVABLE. Current receivables include trade accounts and notes receivable and are net of allowances for doubtful accounts of $37.0 million at December 31, 2001 and $23.9 million at December 31, 2000. Long-term receivables consist of notes receivable and are net of allowances for doubtful accounts of $0.9 million at December 31, 2001 and $1.8 million at December 31, 2000. In 2001, the Company provided a $16.0 million charge to reflect an increase in the allowance for doubtful accounts resulting from the Chapter 11 bankruptcy filing of K-Mart and $1.2 million to reflect an increase in the allowance for doubtful accounts resulting from the impact of economic uncertainty on certain customers in Argentina. The Company is currently shipping products to K-Mart.

     Pennzoil-Quaker State, through its wholly owned subsidiary, Pennzoil Receivables Company ("PRC"), sells certain of its accounts receivable to a third party. PRC is a limited purpose corporation and its assets are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The receivables sales facility was renewed in November 2001 and provides for ongoing sales of up to $110.0 million of accounts receivable until April 15, 2002 and $85.0 million thereafter until the facility expires on October 14, 2002. The Company's net accounts receivable sold under this facility totaled $110.0 million at December 31, 2001 and $149.1 million at December 31, 2000.

     Current receivables included notes receivable of $20.7 million at December 31, 2001 and $15.2 million at December 31, 2000. Other assets included long-term notes receivable of $49.1 million at December 31, 2001 and $36.3 million at December 31, 2000. The long-term receivables are loans that are made to customers to enhance their operations, including updating and replacing signage and acquiring point-of-sale equipment. Each loan requires a promissory note between the customer and the Company, and most require payment of principal and interest. Similar to other incentive programs, product sales agreements normally accompany the loans. The average interest rate applicable to long-term notes receivable was 5.6% during 2001 and 2000.

     The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $275.0 million to third parties through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation ("PLCAC"). The program is used to assist purchasers of the Company's lubricants products in obtaining favorable long-term financing. The lubricant customers are the primary obligors on the long-term loans. The cumulative sales amount limit was increased in June 2000 from $220.0 million to $275.0 million. The assets of PLCAC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The agreement terminates on March 13, 2004 or on the date on which the aggregate purchase price reaches $275.0 million. Through December 31, 2001, the Company sold a total of $233.3 million of notes receivable under this agreement, of which $145.5 million were outstanding to the third party purchaser at December 31, 2001. Through December 31, 2000, the Company sold a total of $220.2 million of notes receivable under this agreement, of which $159.0 million were outstanding to the third party purchaser at December 31, 2000.

     INVENTORY. The Company had inventory of $199.6 million at December 31, 2001 and $187.0 million at December 31, 2000. The increase in inventory is primarily due to the fourth quarter 2000 scheduled maintenance downtime at Excel Paralubes which forced a drawdown in volumes as usage exceeded production and higher inventory in the consumer products segment in 2001 compared to 2000.

     During 2000, 30% of the domestic lubricants inventory was liquidated as a result of an initiative to reduce overall lubricant and motor oil inventory levels. The Company began consolidating distribution centers in 2000 and utilizing new forecasting methods in order to decrease the amount of inventory on hand needed to meet customer needs.

     The disposition of the Company's remaining refining assets and specialty industrial products businesses in 2001 resulted in a significant change in the components of the Company's inventory. The Company no longer purchases crude oil for refining and does not carry crude oil or fuels in inventory. In 2000, the crude oil and fuels inventories were included in discontinued operations. The remaining inventories are primarily base oils, lubricants and consumer products.

     CREDIT FACILITIES AND OTHER OBLIGATIONS. In November 2001, the Company entered into a $348.0 million senior secured revolving credit facility. Under the facility, $325.0 million is available on a revolving basis until November 2, 2004 and $23.0 million is available on a revolving basis until November 1, 2002. The credit facility also provides for letters of credit and borrowings in currencies other than U.S. Dollars.

     Borrowings under the credit facility bear interest at a rate equal to the sum of the base rate or a Eurodollar rate plus an applicable percentage which is based on the Company's consolidated total leverage ratio, as defined in the credit facility. The Company had no outstanding borrowings under this new facility at December 31, 2001.

     The credit facility is secured by certain of the Company's receivables, intellectual property (including trademarks, tradenames, copyrights and patents), inventory, and a pledge of the Company's common stock ownership of certain of its major subsidiaries. The credit facility is also unconditionally guaranteed by certain of the Company's subsidiaries. The security and guarantees are shared on an equal basis with certain other debt totalling $931.8 million at December 31, 2001.

     The covenant provisions of the credit facility require the Company to maintain certain specified financial ratios and consolidated net worth and contain other customary covenants, including covenants which limit the Company's and its subsidiaries' ability to (i) incur additional debt or issue subsidiary preferred stock, (ii) increase aggregate dividends on the Company's capital stock above a certain amount, (iii) redeem or repurchase capital stock, (iv) engage in transactions with affiliates, except on an arms-length basis, (v) create liens or engage in sale and leaseback transactions, (vi) make some types of investments and sell assets, and (vii) consolidate or merge with, or sell substantially all of its assets to, another person. The Company's ability to meet the financial ratios and tests can be affected by events beyond the Company's control. The breach of these covenants could permit the lenders to declare the loans immediately payable and to terminate future lending commitments. If the Company were unable to repay those amounts, the lenders under the Company's credit facility could proceed against the collateral granted to them to secure that indebtedness. The Company was in compliance with all covenant provisions at December 31, 2001.

     In November 2001, the Company issued $250.0 million of 10% Senior Notes due 2008. Net proceeds of $242.8 million were used to pay down all outstanding revolving credit borrowings under the Company's previous revolving credit facility and increase cash on hand.

     The indenture under which the 10% notes were issued contains covenants that, subject to exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional debt or issue subsidiary preferred stock,
(ii) increase aggregate dividends on the Company's capital stock above a certain amount, (iii) redeem or repurchase capital stock, (iv) engage in transactions with affiliates, except on an arms-length basis, (v) create liens or engage in sale and leaseback transactions, (vi) make some types of investments and sell assets, and (vii) consolidate or merge with, or sell substantially all of its assets to, another person. Some of the covenants will no longer apply if the notes achieve specified credit ratings. The notes are unconditionally guaranteed by certain of the Company's subsidiaries that also guarantee the credit facility. There are no significant restrictions on the ability of subsidiaries to make distributions to Pennzoil-Quaker State. The breach of these covenants could permit the holders to declare the notes immediately payable. The Company was in compliance with all covenant provisions at December 31, 2001.

     Prior to November 2001, the Company had a revolving credit facility with a group of banks that provided for up to $450.0 million of committed unsecured revolving credit borrowings through December 13, 2001, with any outstanding borrowings on such date being converted into a term credit facility terminating on December 13, 2002. The revolving credit facility contained a covenant relating to net worth, and the Company was in compliance as of December 31, 2000. There were borrowings of $195.0 million outstanding under this revolving credit facility at December 31, 2000. The average interest rate applicable to borrowings under the revolving credit facility was 5.7% in 2001 and 7.5% during 2000. The net proceeds of the $250.0 million

10% Senior Notes due 2008 were used to repay borrowings outstanding under the revolving credit facility and the revolving credit facility was terminated upon completion of that offering.

     Prior to December 2000, Pennzoil-Quaker State primarily used its commercial paper program to manage its cash flow needs. During December 2000, the Company began using its revolving credit agreement in place of the commercial paper program. Borrowings under commercial paper facilities totaled $57.7 million at December 31, 2000. The average interest rate applicable to outstanding commercial paper was 6.8% during 2000.

     In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company's commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State's senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.40% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest. During the year ended December 31, 2001, Standard and Poor's, Moody's and Fitch lowered the senior unsecured debt rating for the Company's debt below investment grade. The notes, which are carried at fair market value due to the interest rate swaps discussed below, are currently trading above 100% face value plus accrued interest. During 2001, the Company chose to purchase and retire $45.4 million face amount of the 9.40% Notes due in 2002 and, as a result, recorded an extraordinary charge of $0.9 million ($1.5 million pretax), or $0.01 per share. As of December 31, 2001, the $108.3 million carrying amount of indebtedness under Pennzoil-Quaker State's 9.40% Notes due 2002 (formerly 8.65% Notes due 2002) has been classified as short-term. The Company intends to use cash on hand and cash from operations to retire the notes upon maturity in November 2002.

     In connection with the issuance of $150.0 million of two-year fixed rate notes in 2000, Pennzoil-Quaker State entered into a fixed to floating interest rate swap to maintain its mix of variable rate and fixed rate debt. The Company designated the swap as a fair value hedge and changes in the fair value are currently recognized in earnings. If the swap had been terminated at December 31, 2001, the Company would have received $3.8 million from the swap counterparty. Under SFAS No. 133, the swap is designated as a hedge of the changes in the fair value of the fixed-rate debt attributable to changes in the market interest rates. Beginning January 1, 2001, the swap was recognized at its fair value as an asset in the Company's balance sheet and was marked to fair value through earnings. The interest-related changes in the debt's fair value are also recognized in earnings.

     In connection with the acquisition of Quaker State Corporation in December 1998, Pennzoil-Quaker State assumed the obligation for $100 million of Quaker State's 6.625% Notes due 2005. In January 2002, the Company entered into interest rate swaps relating to its 6.625% Notes due 2005 to adjust the mix of variable rate and fixed rate debt. The swaps were designated as fair value hedges and changes in the fair value will be recognized in earnings.

     A Canadian subsidiary of the Company has a revolving credit facility with two Canadian banks that provides for borrowings of up to US$8.9 million through October 2002. Outstanding borrowings under the credit facility totaled US$7.5 million at December 31, 2001. Previously, the credit facility provided for borrowings of up to US$18.0 million and US$13.3 million was outstanding at December 31, 2000. The average interest rates applicable to amounts outstanding under the credit facility were 5.3% during 2001 and 6.2% during 2000. Principal and interest are payable in Canadian dollars.

     During 2000, a U.K. subsidiary of the Company entered into a revolving credit facility with a bank that provides for borrowings of up to US$20.4 million through July 26, 2002. Outstanding borrowings under the credit facility totaled US$6.7 million at December 31, 2001 and US$17.4 million at December 31, 2000. The average interest rate applicable to amounts outstanding under the facility was 6.3% during 2001 and 6.7% during 2000. Principal and interest are payable in pounds sterling.

     Borrowings under the Canadian and U.K. revolving credit facilities are classified as short-term debt.

     The Company has a total of $50.6 million, net of discount, in pollution control bonds issued by three authorities. Issuances by the Industrial Development Board of the Parish of Caddo, Inc. include $24.6 million issued December 23, 1996, $8.5 million issued December 19, 1997 and $11.8 million, net of discount, issued December 22, 1998. The three issuances are scheduled for retirement on December 1, 2026, December 1, 2027 and December 1, 2028, respectively. Proceeds from the bonds were used to help fund pollution control facilities in Louisiana. The interest rates for the bonds issued in 1996 and 1997 are currently reset weekly and interest is paid monthly. The interest rate is fixed at 5.6% for the bonds issued in 1998 and interest is paid semi-annually. Issuances by the Venango Industrial Development Authority and the Butler County Industrial Development Authority of $3.4 million and $2.3 million, respectively, were issued on December 21, 1982 and are scheduled for retirement on December 1, 2012. The interest rate on both bond issuances is currently reset weekly and interest is paid monthly. Proceeds from the issuances were used to help fund pollution control facilities in Pennsylvania. The average interest rate applicable to the Company's pollution control bonds was 2.9% in 2001 and 4.3% in 2000.

     The Company has additional credit facilities and credit lines in Australia, Spain, India, Peru, Bolivia and other countries with outstanding borrowings of $10.0 million as of December 31, 2001 and $21.1 million as of December 31, 2000.

     At December 31, 2001, aggregated maturities of long-term debt were $133.7 million for 2002, $0.5 million for 2003, $0.5 million for 2004, $100.5 million for 2005 and $0.3 million for 2006.

     Pennzoil-Quaker State leases various assets and office space with lease periods of one to 20 years. Additionally, Pennzoil-Quaker State leases sites and equipment which are subleased to franchisees or used in the operation of fast oil change service centers operated by the Company. Certain operating and capital lease payments are contingent upon such factors as the consumer price index or the prime interest rate with any future changes reflected in income as accruable. The effects of these changes are not considered material. The typical lease period for the service centers is 20 years.

     Future minimum commitments under noncancellable leasing arrangements as of December 31, 2001 are as follows:

                                                                  AMOUNTS PAYABLE
                                                                     AS LESSEE
                                                              ------------------------
                                                               CAPITAL      OPERATING
                                                               LEASES        LEASES
                                                              ---------    -----------
                                                              (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
2002........................................................   $12,846       $ 78,682
2003........................................................    12,853         70,494
2004........................................................    12,574         66,825
2005........................................................    11,859         61,525
2006........................................................    10,763         56,240
Thereafter..................................................    30,815        273,716
                                                               -------       --------
Net minimum future lease payments...........................   $91,710       $607,482
                                                               =======       ========

     See Notes 5 and 12 of Notes to Consolidated Financial Statements for additional information regarding the Company's indebtedness and credit facilities.

     OFF-BALANCE SHEET ITEMS. The Company is a party to various financial instruments with off-balance-sheet risk as part of its normal course of business, including financial guarantees and contractual commitments to extend financial guarantees, credit and other assistance to customers, franchisees and other third parties. These financial instruments involve, to varying degrees, elements of credit risk which are not recognized in Pennzoil-Quaker State's consolidated balance sheet.

     Contractual commitments to extend credit and other assistance are in effect as long as certain conditions established in the respective contracts are met. Contractual commitments to extend financial guarantees are conditioned on the occurrence of specified events. Pennzoil-Quaker State's exposure to credit losses in the event of nonperformance by the other parties to these financial instruments is represented by the contractual or notional amounts. Decisions to extend financial guarantees and commitments and the amount of remuneration and collateral required are based on management's credit evaluation of the counterparties on a case-by-case basis. The collateral held varies but may include accounts receivable, inventory, equipment, real property, securities and personal assets. These commitments are expected to expire without being drawn upon.

     Together with Conoco, Pennzoil-Quaker State also maintains a separate agreement with Excel Paralubes to provide support to Excel Paralubes in the event of a liquidity cash flow deficit. Under this agreement, Pennzoil-Quaker State could be obligated to provide up to $30 million in support. In addition, Pennzoil-Quaker State has agreed with Conoco, in the event Excel Paralubes has not maintained adequate reserves to make payments in respect of major maintenance expenses, to pay to Excel Paralubes an amount equal to one-half of the maintenance reserve shortfall, which amount will not exceed the amount of the distributions from Excel Paralubes to the Company measured from the date of the failure to maintain reserves. Pennzoil-Quaker State provides under its existing corporate insurance program protection for its interest in Excel Paralubes. Pennzoil-Quaker State maintains both property and liability insurance with reputable and financially viable third-party insurers. The Company is subject to a retention of $5 million per occurrence for property losses and $10 million per occurrence for liability losses. The Company would be required to make capital contributions to Excel Paralubes to cover the loss retentions.

     Following are the amounts related to the Company's financial guarantees and contractual commitments to extend financial guarantees, credit and other assistance as of December 31, 2001.

                                                                AMOUNT OF COMMITMENT EXPIRATION
                                                                           PER PERIOD
                                            CONTRACT OR  -----------------------------------------------
                                              NOMINAL    LESS THAN
                                              AMOUNTS     1 YEAR    1-3 YEARS   4-5 YEARS   OVER 5 YEARS
                                            -----------  ---------  ---------   ---------   ------------
Financial guarantees -- Excel Paralubes...    $22,462     $   --     $   --      $   --       $22,462
Financial guarantees -- Jiffy Lube........      6,819         --         --          --         6,819
Financial guarantees -- surety bonds......     14,366      1,482      1,942          --        10,942
Financial guarantees -- other.............      4,661        925      1,850       1,850            36
Commitments to extend financial guarantees
  Guarantees of letters of credit.........     34,540         --         --          --        34,540
  Guarantees -- Red River.................      6,511        636      1,126         950         3,799
                                              -------     ------     ------      ------       -------
          Total...........................    $89,359     $3,043     $4,918      $2,800       $78,598
                                              =======     ======     ======      ======       =======

     FINANCIAL GUARANTEES -- EXCEL PARALUBES. The Company's investment in Excel Paralubes is recorded using the equity method. Accordingly, the assets and liabilities, including debt, are not consolidated in the Company's balance sheet. Excel Paralubes' debt outstanding on December 31, 2001 totalled $597.3 million. This debt is non-recourse to the Company except for a debt service reserve of $22.5 million as of December 31, 2001, which could increase to as much as $28 million over the next seven years. See Note 3 of Notes to Consolidated Financial Statements for additional information.

     FINANCIAL GUARANTEES -- JIFFY LUBE. The financial guarantees include guarantees made on behalf of Jiffy Lube franchisees primarily with respect to real estate lease payment guarantees.

     FINANCIAL GUARANTEES -- SURETY BONDS. In the normal course of business, the Company has certain performance obligations that are supported by surety bonds. The surety bonds guarantee that Pennzoil-Quaker State or its subsidiaries will carry out contract obligations that the Company has agreed to perform, or will compensate other parties to the contract for losses resulting from, Pennzoil-Quaker State's failure to perform. As of December 31, 2001, the Company maintained surety bonds in the aggregate amount of approximately $14.4 million for performance obligations that have not otherwise been recorded on the Company's balance sheet.

     GUARANTEES OF LETTERS OF CREDIT. Substantially all the financial guarantees relating to letters of credit are associated with a lube center receivable purchase and sale facility ($33.0 million at December 31, 2001) that the Company maintains through PLCAC. Pennzoil-Quaker State issues letters of credit to the financial institution holding the lubricants customers' notes receivable guaranteeing 15% of the total receivables sold to the financial institution. For additional information on PLCAC, see Note 2
"-- Receivables" of Notes to Consolidated Financial Statements for additional information.

     ASSET SALES. The Company received net proceeds from asset sales of $112.6 million during 2001, of which $95.2 million was related to discontinued operations. The Company received net proceeds from asset sales of $77.0 million in 2000, of which $28.0 million was related to discontinued operations. The proceeds from all of these asset sales have been used principally to reduce indebtedness.

     ENVIRONMENTAL. The Company is subject to certain laws and regulations relating to environmental remediation activities associated with past operations, such as CERCLA, the Resource Conservation and Recovery Act and similar state statutes. In response to liabilities associated with these activities, accruals have been established when reasonable estimates are possible. Such accruals primarily include estimated costs associated with remediation. The Company has not used discounting in determining its accrued liabilities for environmental remediation, and no claims for possible recovery from third-party insurers or other parties related to environmental costs have been recognized in the Company's consolidated financial statements. The Company adjusts the accruals when new remediation responsibilities are discovered and probable costs become estimable, or when current remediation estimates are adjusted to reflect new information.

     The Company and certain of its subsidiaries are alleged to be potentially responsible parties ("PRPs") in matters arising under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. In addition, the Company and certain of its subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. The Company does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which the Company or its subsidiaries are PRPs, the Company's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) the Company's current belief that its share of wastes at a particular site is or will be viewed by the EPA or other PRPs as being de minimis. As a result, Pennzoil-Quaker State's monetary exposure is not expected to be material beyond the amounts reserved.

     Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. See Note 7 of Notes to Consolidated Financial Statements for a discussion of amounts recorded for these liabilities.

     LITIGATION. Pennzoil-Quaker State and its subsidiaries are involved in various claims, lawsuits and other proceedings relating to a wide variety of matters incident to the ordinary course of business. Management currently believes that the outcome of all pending legal proceedings in the aggregate should not have a material adverse effect on Pennzoil-Quaker State's financial position or results of operations. It is possible, however, that charges could be required that would be significant to the operating results of a particular period.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     REVENUE RECOGNITION. Sales are recognized when revenue is realized or realizable and has been earned, generally at the time that product title passes to the customer. Net sales reflect units shipped at selling list prices reduced by discounts and allowances. The Company has various sales incentive-based arrangements with customers including performance rebates, cooperative advertising programs and other incentive pro-grams. For "off-invoice" programs such as volume, cash, freight or any other discount that are taken directly off the customer's invoice, both revenues and receivables are reduced. For certain other programs, such as cooperative advertising programs, the Company estimates a reduction in revenues and records a liability based on historical participation factors. Sales discounts and allowances included in other current liabilities at December 31, 2001 was $31.3 million and at December 31, 2000 was $32.9 million.

     INVENTORIES. Inventories are stated at the lower of cost or market value. Cost is principally determined by the average cost method. The physical condition (e.g., age and quality) of the inventories is considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

     PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS. Property, plant and equipment is initially recorded at cost and depreciation is computed using either straight-line or accelerated methods over the estimated useful lives of such assets. Through December 31, 2001, goodwill and tradenames were amortized on a straight-line basis over periods ranging from 20 to 40 years. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy can result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment, goodwill or tradenames should be shortened, the Company would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. Factors such as changes in the planned use of fixtures or software or closing of facilities could result in shortened useful lives.

     Long-lived assets, including fixed assets, goodwill and other intangibles, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable through estimated future cash flows from that asset. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to its business model or changes in its operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, which requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS No. 142. SFAS No. 142 was adopted on January 1, 2002 and applied to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No.
142. The Company expects that beginning in 2002 approximately $36.7 million in annual goodwill amortization will no longer be required to be expensed. The Company expects no material effect on its financial statements relating to the impairment provisions of SFAS No. 142.

     PENSION BENEFITS. The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded by the Company. Due to decreases in interest rates and declines in the income of assets in the plans, it is expected that the pension expense for 2002 will be significantly higher than in recent years. Due to increases in the health care costs trend rates, it is expected that postretirement costs for 2002 will be higher than in recent years.

OTHER MATTERS

     The Company does not currently consider the impact of inflation to be significant in the businesses in which the Company operates.

RISK FACTORS

     In addition to the factors described under "Business -- Competition" and "-- Government Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Liquidity" and "-- Discussion of Critical Accounting Policies," the Company and its business are subject to the following risk factors:

     RAW MATERIALS PRICE INCREASES. The raw materials for motor oil and lubricants consist primarily of base oil and additives. The Company's profitability is sensitive to changes in the costs of these commodity-like raw materials caused by changes in supply or other market conditions, over which the Company has little or no control. When there are sudden or sharp increases in the cost of base oil or additives, the Company may not be able to pass on these increases in whole or in part to customers through retail or wholesale lubricant price increases, or the Company may be significantly delayed in its ability to do so. In addition, any rapid or unexpected increase in the price of crude oil directly or indirectly resulting from war, armed hostilities, terrorist acts or other incidents could cause a sudden or sharp increase in the cost of base oil. The Company may not be able to pass on to its customers any future increased base oil or additive costs in the form of price increases for its lubricants. Any inability to pass on these costs as price increases to its customers will reduce the profit margin in the lubricants segment.

     DOWNTURN IN ECONOMY. Many factors affect the level of consumer spending in the automotive lubricants and consumer products industries, including, among others, general business conditions, interest rates, gasoline prices, the availability of consumer credit and consumer confidence in future economic conditions. Consumer purchases of lubricants, automotive engine treatments and fuel additives and automotive appearance products generally are reduced during recessionary periods when disposable income is lower. Moreover, consumer purchases of discretionary items could decline even more rapidly for many consumers during recessionary periods. A downturn in the economies in which the Company sells its products could adversely affect revenues.

     REDUCTION IN DEMAND FOR LUBRICANTS AND OIL CHANGE SERVICES. A reduction in the frequency of oil changes could adversely affect the revenues of the lubricants and Jiffy Lube segments. When the retail cost of gasoline increases, the number of miles driven by automobile owners typically decreases, which results in fewer oil changes. In addition, some automotive manufacturers are increasing the recommended mileage interval between oil changes for newer cars, which could lead to changes in consumer maintenance patterns. A change in consumer maintenance patterns could result in oil changes becoming less frequent.

     RESPONSE TO CONSUMER DEMANDS. The Company's success in the consumer products segment depends on its ability to identify, originate and define automotive consumer product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. The Company's automotive consumer products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change.

     In categories in which the Company competes, there are frequent introductions of new products and line extensions. If the Company is not able to identify emerging consumer and technological trends and to maintain and improve the competitiveness of its products, the Company would lose its market position. Continued product development and marketing efforts have all the risks inherent in the development of new products and line extensions, including development delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

     MATERIAL CUSTOMERS. Some customers are material to the Company's business and operations. The Company's five largest customers represented approximately 29% of net sales for the year ended December 31, 2001. Wal*Mart is the largest customer of the Company's lubricants segment (23% of its net sales for the year ended December 31, 2001) and the consumer products segment (32% of its net sales for the year ended December 31, 2001). The Company does not have long-term purchase agreements or other contractual assurance as to future sales to any major customer. A loss of Wal*Mart or another material customer could adversely affect the Company's revenues and profitability. In addition, continued consolidation within the retail industry has resulted in an increasingly concentrated retail base. To the extent such consolidation continues to occur, the Company's net sales and profitability may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments involving the relationship with, one or more customers. As a result of consolidation in the retail industry generally, and the leading market positions of mass merchandisers such as Wal*Mart, customers are able to exert increasing pressure on the Company with respect to pricing, product quality and new product introductions. In addition, some customers may outsource various management and marketing functions, which could result in additional distribution costs.

     FOREIGN OPERATIONS. The Company believes that its sales outside of the United States, which were 9% of net sales for the year ended December 31, 2001, are likely to increase as a percentage of total sales. As a result, the Company will increasingly face the risks created by having foreign operations including:

     - economic or political instability in the Company's overseas markets; and

     - fluctuations in foreign currency exchange rates that may make the Company's products more expensive in its foreign markets or negatively impact its sales or earnings.

     These risks could have a significant impact on the Company's ability to sell its products on a timely and competitive basis in foreign markets and may have a material adverse effect on the Company's results of operations or financial position. The Company's operations outside the United States are also subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, and potentially adverse tax consequences. In addition, the Company's ability to identify, originate and define automotive consumer product trends, as well as gauge and react to changing consumer demands, may be more difficult in foreign markets.

     BRAND NAMES AND INTELLECTUAL PROPERTY RIGHTS. The Company believes that maintaining and developing its brand names, including Pennzoil(R), Quaker State(R) and Jiffy Lube(R), are critical to the Company's success and that the importance of brand recognition may increase as competitors offer products similar to the Company's products. The Company incurs substantial marketing expenditures to create and maintain brand loyalty as well as increase awareness of its brands.

     The Company relies on trademark, trade secret, patent and copyright law to protect its intellectual property rights, including its brand names. The Company cannot be sure that these intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented or challenged. In addition, laws of some of the foreign countries in which the Company's products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States.

     DEBT. As of December 31, 2001, the Company had approximately $1.2 billion of total indebtedness, including capital lease obligations, approximately $931.8 million of which was secured. The Company also had a cash balance of $86.4 million intended to fund a significant portion of the repayment of principal of the Company's $104.5 million of 9.40% Notes that mature in November 2002. The Company also has $348.0 million available for borrowings and letters of credit under its credit facility, subject to customary conditions. Subject to the restrictions in the credit facility and the indenture for the Company's 10% notes, the

Company may incur additional indebtedness from time to time. The level of the Company's indebtedness could have important consequences, including:

     - limiting cash flow available for general corporate purposes, including capital expenditures and acquisitions, because a substantial portion of the Company's cash flow from operations must be dedicated to servicing the Company's debt;

     - limiting the Company's ability to obtain additional debt financing on satisfactory terms in the future for working capital, capital expenditures, research and development efforts, acquisitions and other general corporate obligations;

     - limiting the Company's flexibility in planning for, or reacting to, competitive and other changes in its industry and economic conditions generally;

     - creating a higher level of debt than some competitors of the Company, which may put the Company at a competitive disadvantage;

     - exposing the Company to risks inherent in interest rate fluctuations because some of the Company's borrowings will be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates; and

     - increasing the Company's vulnerability to general economic downturns and adverse competitive and industry conditions, which could place the Company at a competitive disadvantage compared to the Company's competitors that are less leveraged.

     The Company's ability to make payments on and to refinance its indebtedness and its ability to fund working capital and planning capital expenditures will depend on the Company's ability to generate cash in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by Item 305 of Regulation S-K is included under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 and Note 11 of the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Pennzoil-Quaker State, together with the report thereon of Arthur Andersen LLP dated March 5, 2002 and the supplementary financial data specified by Item 302 of Regulation S-K, are set forth on pages F-1 through F-46 hereof. (See Item 14 for Index.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing under the captions "Nominees," "Directors with Terms Expiring in 2003 and 2004" and "Compliance with Section 16(a) of the Exchange Act" set forth within the section entitled "Election of Directors" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company's 2001 Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. See also Item S-K 401(b) appearing in Part I of this Annual Report on Form 10-K.

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

     The supplementary financial data specified by Item 302 of Regulation S-K are included in "Supplemental Financial Information -- Unaudited" beginning on page F-45.

(a)(2)  FINANCIAL STATEMENT SCHEDULES.

     Schedules of the Company and its subsidiaries are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)(3)  EXHIBITS.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           *3.1(a)       -- Restated Certificate of Incorporation of the Company
                            (filed as exhibit 4.2 to the Current Report on Form 8-K
                            of the Company filed on December 29, 1998 (File No.
                            001-14501) and incorporated herein by reference).
           *3.1(b)       -- Certificate of Designations of Series A Junior
                            Participating Preferred Stock of the Company (filed as
                            exhibit 3.1(b) to the Annual Report on Form 10-K of the
                            Company for the fiscal year ended December 31, 1999 (File
                            No. 001-14501) and incorporated herein by reference).
           *3.2          -- By-Laws of the Company (filed as exhibit 3.2 to the
                            Annual Report on Form 10-K of the Company for the fiscal
                            year ended December 31, 2000 (File No. 001-14501) and
                            incorporated herein by reference).
           *3.3          -- Form of Common Stock Certificate of the Company (filed as exhibit 3.5 to the Registration Statement on Form S-4 of
                            the Company (Registration No. 333-61541) and incorporated
                            herein by reference).
           *3.4          -- Rights Agreement dated as of December 18, 1998 between
                            the Company and The Chase Manhattan Bank (filed as
                            exhibit 1 to the Current Report on Form 8-K of the
                            Company filed on December 18, 1998 (File No. 001-14501)
                            and incorporated herein by reference).
           *4.1          -- Indenture, dated as of February 1, 1999 (the
                            "Indenture"), between the Company and Chase Bank of
                            Texas, National Association, as Trustee (filed as exhibit
                            4.1 to the Current Report on Form 8-K of the Company
                            filed on March 30, 1999 (File No. 001-14501) and
                            incorporated herein by reference).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           *4.2          -- Officer's Certificate dated as of March 30, 1999
                            delivered pursuant to Section 301 of the Indenture,
                            providing for the issuance of the Company's 6 3/4% Notes
                            due 2009 and 7 3/8% Debentures due 2029, including the
                            form of Note and Debenture (filed as exhibit 4.2 to the
                            Current Report on Form 8-K of the Company filed on March
                            30, 1999 (File No. 001-14501) and incorporated herein by
                            reference).
                         The Company is a party to several debt instruments under
                            which the total amount of securities authorized does not
                            exceed 10% of the total assets of the Company and its
                            subsidiaries on a consolidated basis. Pursuant to
                            paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the
                            Company agrees to furnish a copy of such instruments to
                            the Securities and Exchange Commission upon request.
           10.1          -- Credit Agreement dated as of November 2, 2001 among the
                            Company and the lenders named therein.
         +*10.2(a)       -- Pennzoil-Quaker State Company 1998 Incentive Plan (filed as exhibit 4.3 to the Registration Statement of the
                            Company on Form S-8 (Registration No. 333-69837) and
                            incorporated herein by reference).
          +10.2(b)       -- 2001 Conditional Stock Unit Award Program under the 1998
                            Incentive Plan of Pennzoil-Quaker State Company.
         +*10.2(c)       -- Pennzoil-Quaker State Company 2001 Incentive Plan (filed as exhibit 4.3 to the Registration Statement of the
                            Company on Form S-8 (Registration No. 333-60662) and
                            incorporated herein by reference).
          +10.2(d)       -- Form of Nonqualified Stock Option Agreement for the 2001
                            Incentive Plan of Pennzoil-Quaker State Company and
                            executive officers of the Company.
          +10.2(e)       -- 2001 Restricted Stock Unit Award Program under the 2001
                            Incentive Plan of Pennzoil-Quaker State Company.
         +*10.3(a)       -- Pennzoil-Quaker State Company 2000 Long-Term Performance
                            Incentive Program (filed as exhibit 10.3(b) to the Annual
                            Report on Form 10-K of the Company for the fiscal year
                            ended December 31, 2000 (File No. 001-14501) and
                            incorporated herein by reference).
          +10.3(b)       -- Pennzoil-Quaker State Company 2001 Long-Term Performance
                            Incentive Program.
          +10.3(c)       -- Pennzoil-Quaker State Company 2002 Long-Term Performance
                            Incentive Program.
          +10.4          -- Pennzoil-Quaker State Company Non-Qualified Savings and
                            Investment Plan.
         +*10.5          -- 2000 Stock Option Plan of Pennzoil-Quaker State Company
                            (filed as exhibit 4.3 to the Registration Statement of
                            the Company on Form S-8 (Registration No. 333-36036) and
                            incorporated herein by reference).
          +10.6(a)       -- Form of Severance Agreement between Pennzoil-Quaker State
                            Company and executive officers of the Company.
          +10.6(b)       -- Form of Amendment to Severance Agreement between
                            Pennzoil-Quaker State Company and executive officers of
                            the Company.
         +*10.7          -- Form of Indemnification Agreement between Pennzoil-Quaker
                            State Company and directors and executive officers of the
                            Company (filed as exhibit 10.7 to the Registration
                            Statement of the Company on Form S-4 (Registration No.
                            333-61541) and incorporated herein by reference).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
         +*10.8          -- Pennzoil-Quaker State Company Deferred Compensation Plan
                            (filed as exhibit 10.4 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.9          -- Deferred Compensation Plan for Non-Employee Directors of
                            Pennzoil-Quaker State Company (filed as exhibit 4.3 to
                            the Registration Statement of the Company on Form S-8
                            (Registration No. 333-74434) and incorporated herein by
                            reference).
         +*10.10         -- Pennzoil-Quaker State Company Medical Expenses
                            Reimbursement Plan (filed as exhibit 10.5 to the Annual
                            Report on Form 10-K of the Company for the fiscal year
                            ended December 31, 1998 (File No. 001-14501) and
                            incorporated herein by reference).
         +*10.11         -- Pennzoil-Quaker State Company Supplemental Disability
                            Plan (filed as exhibit 10.6 to the Annual Report on Form
                            10-K of the Company for the fiscal year ended December
                            31, 1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.12(a)      -- Pennzoil-Quaker State Company Salary Continuation Plan
                            (filed as exhibit 10.7 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.12(b)      -- First Amendment to the Pennzoil-Quaker State Company
                            Salary Continuation Plan effective June 1, 2000 (filed as
                            exhibit 10.8(b) to the Annual Report on Form 10-K of the
                            Company for the fiscal year ended December 31, 2000 (File
                            No. 001-14501) and incorporated herein by reference).
         +*10.13         -- Pennzoil-Quaker State Company Supplemental Life Insurance
                            Plan (filed as exhibit 10.8 to the Annual Report on Form
                            10-K of the Company for the fiscal year ended December
                            31, 1998 (File No. 001-14501) and incorporated herein by
                            reference).
          +10.14         -- Pennzoil-Quaker State Company Executive Severance Plan,
                            as amended and restated effective October 4, 2001.
         +*10.15         -- Form of Pennzoil-Quaker State Company Supplemental
                            Medical and Retirement Benefits Agreement (filed as
                            exhibit 10.10 to the Annual Report on Form 10-K of the
                            Company for the fiscal year ended December 31, 1998 (File
                            No. 001-14501) and incorporated herein by reference).
         +*10.16         -- Form of Pennzoil-Quaker State Company Benefits
                            Acceleration Agreement (filed as exhibit 10.12 to the
                            Annual Report on Form 10-K of the Company for the fiscal
                            year ended December 31, 2000 (File No. 001-14501) and
                            incorporated herein by reference).
          +10.17         -- Form of Tax Protection Agreement
         +*10.18         -- Consulting Agreement between the Company and James L.
                            Pate dated May 4, 2000 (filed as exhibit 10.13 to the
                            Annual Report on Form 10-K of the Company for the fiscal
                            year ended December 31, 2000 (File No. 001-14501) and
                            incorporated herein by reference).
         +*10.19(a)      -- Amendment to Deferred Compensation Agreement between the
                            Company and James L. Pate dated May 4, 2000 (filed as
                            exhibit 10.14(a) to the Annual Report on Form 10-K of the
                            Company for the fiscal year ended December 31, 2000 (File
                            No. 001-14501) and incorporated herein by reference).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
         +*10.19(b)      -- Second Amendment to Deferred Compensation Agreement
                            between the Company and James L. Pate dated July 13, 2000
                            (filed as exhibit 10.14(b) to the Annual Report on Form
                            10-K of the Company for the fiscal year ended December
                            31, 2000 (File No. 001-14501) and incorporated herein by
                            reference).
          +10.19(c)      -- Supplement to Deferred Compensation Agreement between the
                            Company and James L. Pate dated September 20, 2001.
          +10.19(d)      -- Second Supplement to Deferred Compensation Agreement
                            between the Company and James L. Pate dated November 28,
                            2001.
         +*10.20(a)      -- Deferred Compensation Agreement between the Company and
                            James J. Postl dated May 4, 2000 (filed as exhibit
                            10.16(a) to the Annual Report on Form 10-K of the Company
                            for the fiscal year ended December 31, 2000 (File No.
                            001-14501) and incorporated herein by reference).
         +*10.20(b)      -- First Amendment to Deferred Compensation Agreement
                            between the Company and James J. Postl dated July 13,
                            2000 (filed as exhibit 10.16(b) to the Annual Report on
                            Form 10-K of the Company for the fiscal year ended
                            December 31, 2000 (File No. 001-14501) and incorporated
                            herein by reference).
          +10.20(c)      -- Second Amendment to Deferred Compensation Agreement
                            between the Company and James J. Postl dated September
                            20, 2001.
          +10.21         -- Benefit Acceleration Agreement between the Company and
                            James J. Postl dated September 20, 2001.
          +10.22         -- Retention Agreement between the Company and James J.
                            Postl dated September 20, 2001.
          +10.23         -- Form of Change in Control Amendment.
           12            -- Computation of Ratio of Earnings to Fixed Charges for the
                            years ended December 31, 2001, 2000, 1999, 1998, and
                            1997.
           21            -- Subsidiaries of Pennzoil-Quaker State Company.
           23.1          -- Consent of Arthur Andersen LLP.
           23.2          -- Consent of PricewaterhouseCoopers LLP.
           24            -- Powers of Attorney.
           99.1          -- Consolidated Financial Statements of Excel Paralubes.
           99.2          -- Pennzoil-Quaker State Company Savings and Investment Plan
                            (As Amended and Restated January 1, 2001).
           99.3          -- First Amendment to the Pennzoil-Quaker State Company
                            Savings and Investment Plan.
           99.4          -- Pennzoil-Quaker State Company Savings and Investment Plan
                            For Hourly Employees (As Amended and Restated January 1,
                            2001).
           99.5          -- First Amendment to the Pennzoil-Quaker State Company
                            Savings and Investment Plan For Hourly Employees.

---------------

* Incorporated by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

(b) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.

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

                                          Date: March 12, 2002

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                 /s/ JAMES J. POSTL                    Principal Executive Officer      March 12, 2002
-----------------------------------------------------    and Director
             (James J. Postl, President,
        Chief Executive Officer and Director)

               /s/ THOMAS P. KELLAGHER                 Principal Financial and          March 12, 2002
-----------------------------------------------------    Accounting Officer
(Thomas P. Kellagher, Group Vice President and Chief
                 Financial Officer)
                 H. JOHN GREENIAUS*
                FORREST R. HASELTON*
                  BERDON LAWRENCE*
                   JAMES L. PATE*
                  TERRY L. SAVAGE*                       A majority of the Directors
                  BRENT SCOWCROFT*                         of the Registrant            March 12, 2002
                  GERALD B. SMITH*
                  LORNE R. WAXLAX*

             *By: /s/ MICHAEL J. MARATEA
  ------------------------------------------------
       (Michael J. Maratea, Attorney-In-Fact)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pennzoil-Quaker State Company:

     We have audited the accompanying consolidated balance sheet of Pennzoil-Quaker State Company (a Delaware corporation) and subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Excel Paralubes (a 50%-owned equity investee of Pennzoil-Quaker State Company), the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The Company's equity interest in the earnings of Excel Paralubes was $36.1 million, $16.2 million and $6.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The summarized financial data for Excel Paralubes contained in Note 3 are derived from the financial statements of Excel Paralubes. The financial statements of Excel Paralubes were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts and disclosures included for Excel Paralubes, is based solely on the reports of the other auditors.

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

     As explained in Note 3, the consolidated financial statements have been restated to reflect restatements of the financial statements of Excel Paralubes that result in decreases in the Company's investment in Excel Paralubes as of December 31, 2000 and its equity interest in the earnings of Excel Paralubes for the two years in the period ended December 31, 2000.

     In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Pennzoil-Quaker State Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Houston, Texas
March 5, 2002

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                                           RESTATED (NOTE 3)
                                                                        -----------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                            (EXPRESSED IN THOUSANDS EXCEPT FOR
                                                                    PER SHARE AMOUNTS)
REVENUES
  Net sales..............................................  $2,276,154   $2,381,220   $2,310,056
  Other income, net......................................      38,570       46,151       17,229
                                                           ----------   ----------   ----------
                                                            2,314,724    2,427,371    2,327,285
COSTS AND EXPENSES
  Cost of sales..........................................   1,606,329    1,618,501    1,544,032
  Selling, general and administrative....................     489,221      538,593      503,787
  Depreciation and amortization..........................     110,343       96,070      100,462
  Acquisition-related expenses (Note 2)..................          --       34,400       75,077
  Charges related to asset disposals (Note 2)............          --        9,952       13,910
  Taxes, other than income...............................      18,788       14,081       12,897
  Interest charges.......................................      92,079       94,895       80,588
                                                           ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX......................................      (2,036)      20,879       (3,468)
Income tax provision.....................................       8,505       16,595        7,790
                                                           ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS.................     (10,541)       4,284      (11,258)
DISCONTINUED OPERATIONS:
  Loss from operations, net of taxes.....................          --      (51,665)    (300,459)
  Estimated loss on disposal, net of taxes...............     (22,467)     (40,431)          --
                                                           ----------   ----------   ----------
LOSS BEFORE EXTRAORDINARY ITEM...........................     (33,008)     (87,812)    (311,717)
  Extraordinary item, net of taxes.......................        (937)          --           --
                                                           ----------   ----------   ----------
NET LOSS.................................................  $  (33,945)  $  (87,812)  $ (311,717)
                                                           ==========   ==========   ==========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
  Continuing operations..................................  $    (0.13)  $     0.05   $    (0.14)
  Discontinued operations:
     Loss from operations................................          --        (0.66)       (3.86)
     Estimated loss on disposal..........................       (0.29)       (0.51)          --
                                                           ----------   ----------   ----------
  Total before extraordinary item........................       (0.42)       (1.12)       (4.00)
     Extraordinary item..................................       (0.01)          --           --
                                                           ----------   ----------   ----------
NET LOSS.................................................  $    (0.43)  $    (1.12)  $    (4.00)
                                                           ==========   ==========   ==========

NET LOSS.................................................  $  (33,945)  $  (87,812)  $ (311,717)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment................       1,666           30        7,172
  Unrealized loss on investment in securities............         (27)        (185)      (1,420)
  Excess pension liability...............................        (643)        (451)        (362)
                                                           ----------   ----------   ----------
  Total other comprehensive income (loss)................         996         (606)       5,390
                                                           ----------   ----------   ----------
COMPREHENSIVE LOSS.......................................  $  (32,949)  $  (88,418)  $ (306,327)
                                                           ==========   ==========   ==========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                       AS OF
                                                                    DECEMBER 31
                                                              ------------------------
                                                                               2000
                                                                             RESTATED
                                                                 2001        (NOTE 3)
                                                              ----------    ----------
                                                              (EXPRESSED IN THOUSANDS
                                                               EXCEPT SHARE AMOUNTS)
CURRENT ASSETS
    Cash and cash equivalents...............................  $   86,412    $   38,263
    Receivables.............................................     269,515       315,710
    Inventories.............................................     199,641       186,999
    Other current assets....................................      66,778        52,775
                                                              ----------    ----------
         TOTAL CURRENT ASSETS...............................     622,346       593,747
                                                              ----------    ----------
PROPERTY, PLANT AND EQUIPMENT, at cost
    Lubricants..............................................     290,782       285,343
    Consumer Products.......................................      38,199        32,279
    International...........................................      40,986        43,229
    Jiffy Lube..............................................     357,952       368,153
    Other...................................................     103,738        98,062
                                                              ----------    ----------
         TOTAL PROPERTY , PLANT AND EQUIPMENT...............     831,657       827,066
    Less accumulated depreciation and amortization..........     392,676       350,932
                                                              ----------    ----------
         NET PROPERTY, PLANT AND EQUIPMENT..................     438,981       476,134
                                                              ----------    ----------
DEFERRED INCOME TAXES.......................................     266,805       282,198
OTHER ASSETS
    Goodwill and other intangibles..........................   1,118,039     1,139,413
    Other...................................................     250,146       212,316
                                                              ----------    ----------
                                                               1,368,185     1,351,729
                                                              ----------    ----------
NET ASSETS OF DISCONTINUED OPERATIONS.......................          --        97,259
                                                              ----------    ----------
TOTAL ASSETS................................................  $2,696,317    $2,801,067
                                                              ==========    ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt....................  $  133,733    $   13,786
    Accounts payable........................................     163,537       166,056
    Payroll accrued.........................................      14,058        17,215
    Other current liabilities...............................     141,936       121,515
                                                              ----------    ----------
         TOTAL CURRENT LIABILITIES..........................     453,264       318,572
                                                              ----------    ----------
LONG-TERM DEBT, less current maturities.....................   1,002,554     1,194,426
CAPITAL LEASE OBLIGATIONS...................................      55,329        61,861
OTHER LIABILITIES...........................................     420,619       405,229
                                                              ----------    ----------
         TOTAL LIABILITIES..................................   1,931,766     1,980,088
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY
    Common stock, par value $0.10 per share -- authorized
     100,000,000 shares, issued and outstanding shares of
     79,664,117 at December 31, 2001 and 78,778,032 at
     December 31, 2000......................................       7,966         7,878
    Additional capital......................................   1,523,165     1,513,130
    Accumulated deficit.....................................    (762,131)     (694,584)
    Accumulated other comprehensive loss....................      (4,090)       (5,086)
    Common stock in treasury, at cost, 34,259 shares in 2001
     and 2000...............................................        (359)         (359)
                                                              ----------    ----------
         TOTAL SHAREHOLDERS' EQUITY.........................     764,551       820,979
                                                              ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $2,696,317    $2,801,067
                                                              ==========    ==========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                               YEAR ENDED DECEMBER 31
                                           ---------------------------------------------------------------
                                                                             RESTATED (NOTE 3)
                                                                 -----------------------------------------
                                                  2001                  2000                  1999
                                           -------------------   -------------------   -------------------
                                           SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
                                           ------   ----------   ------   ----------   ------   ----------
                                                              (EXPRESSED IN THOUSANDS)
COMMON STOCK, $0.10 par --
  Authorized 100,000 shares
  Balance, January 1.....................  78,778   $    7,878   78,286   $    7,829   77,620   $    7,762
     Shares issued.......................     886           88      492           49      666           67
                                           ------   ----------   ------   ----------   ------   ----------
  Balance, December 31...................  79,664        7,966   78,778        7,878   78,286        7,829
                                           ------   ----------   ------   ----------   ------   ----------
ADDITIONAL CAPITAL
  Balance, January 1.....................            1,513,130             1,506,041             1,532,531
     Adjustment to capital contribution
       from former parent................                   --                    --               (31,368)
     Shares issued.......................               10,035                 7,089                 4,878
                                                    ----------            ----------            ----------
  Balance, December 31...................            1,523,165             1,513,130             1,506,041
                                                    ----------            ----------            ----------
ACCUMULATED DEFICIT
  Balance, January 1.....................             (694,584)             (547,959)             (177,867)
     Net loss............................              (33,945)              (87,812)             (311,717)
     Dividends on common stock...........              (33,602)              (58,813)              (58,375)
                                                    ----------            ----------            ----------
  Balance, December 31...................             (762,131)             (694,584)             (547,959)
                                                    ----------            ----------            ----------
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance, January 1.....................               (5,086)               (4,480)               (9,870)
     Foreign currency translation
       adjustment........................                1,666                    30                 7,172
     Unrealized loss on investment in
       securities........................                  (27)                 (185)               (1,420)
     Excess pension liability............                 (643)                 (451)                 (362)
                                                    ----------            ----------            ----------
     Other comprehensive income (loss)...                  996                  (606)                5,390
                                                    ----------            ----------            ----------
  Balance, December 31...................               (4,090)               (5,086)               (4,480)
                                                    ----------            ----------            ----------
COMMON STOCK IN TREASURY, at cost
  Balance, January 1.....................     (34)        (359)      --           --       --           --
     Shares acquired.....................      --           --     (125)      (1,311)      --           --
     Shares reissued.....................      --           --       91          952       --           --
                                           ------   ----------   ------   ----------   ------   ----------
  Balance, December 31...................     (34)        (359)     (34)        (359)      --           --
                                           ------   ----------   ------   ----------   ------   ----------
TOTAL SHAREHOLDERS' EQUITY...............  79,630   $  764,551   78,744   $  820,979   78,286   $  961,431
                                           ======   ==========   ======   ==========   ======   ==========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31
                                                            -----------------------------------------
                                                                              RESTATED (NOTE 3)
                                                                        -----------------------------
                                                              2001          2000            1999
                                                            ---------   -------------   -------------
                                                                    (EXPRESSED IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss................................................  $ (33,945)    $ (87,812)      $(311,717)
  Adjustments to reconcile net loss to net cash provided
       by operating activities:
     Depreciation and amortization........................    110,343        96,070         100,462
     Charges related to asset disposals...................         --         9,952          13,910
     Deferred income taxes................................     (8,721)      (46,123)       (191,506)
     Loss (gain) on sales of assets.......................     (2,768)       (7,680)          5,445
     Distributions from equity investees in excess of
       earnings...........................................      7,628        12,745          10,614
     Non-cash accruals....................................      8,941        10,912           1,373
     Other non-cash items.................................     15,765         4,370           8,582
     Loss from discontinued operations....................     37,136       152,224         496,627
     Change in operating assets and liabilities (Note
       2).................................................    (45,056)      (36,330)       (107,751)
                                                            ---------     ---------       ---------
          Net cash provided by operating activities.......     89,323       108,328          26,039
                                                            ---------     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures....................................    (51,866)      (78,491)        (70,604)
  Acquisitions, net of cash acquired......................       (800)      (76,901)             --
  Proceeds from sales of assets...........................     17,370        49,424         105,741
  Other investing activities..............................     10,253        10,168          (9,878)
                                                            ---------     ---------       ---------
          Net cash provided by (used in) investing
            activities....................................    (25,043)      (95,800)         25,259
                                                            ---------     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper and variable rate borrowings
     (repayments), net....................................   (252,709)     (200,869)       (229,835)
  Debt repayments.........................................   (106,407)       (8,953)       (376,109)
  Proceeds from issuances of debt.........................    280,353       370,074         600,655
  Payment of intercompany indebtedness to former parent...         --            --          (7,324)
  Dividends paid..........................................    (33,602)      (58,813)        (58,375)
                                                            ---------     ---------       ---------
          Net cash provided by (used in) financing
            activities....................................   (112,365)      101,439         (70,988)
                                                            ---------     ---------       ---------
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS........     96,234       (95,859)         24,946
NET INCREASE IN CASH AND CASH EQUIVALENTS.................     48,149        18,108           5,256
CASH AND CASH EQUIVALENTS, beginning of period............     38,263        20,155          14,899
                                                            ---------     ---------       ---------
CASH AND CASH EQUIVALENTS, end of period..................  $  86,412     $  38,263       $  20,155
                                                            =========     =========       =========

See Notes to Consolidated Financial Statements.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) PRINCIPLES OF CONSOLIDATION --

     Pennzoil-Quaker State ("Pennzoil-Quaker State" or the "Company") is engaged primarily in the manufacturing and marketing of lubricants, car care products, base oils and specialty industrial products and in the franchising, ownership and operation of fast oil change centers. The accompanying consolidated financial statements reflect the historical costs and results of operations of Pennzoil-Quaker State, including all majority-owned subsidiaries of the Company. All significant intercompany accounts and transactions within Pennzoil-Quaker State have been eliminated. Pennzoil-Quaker State follows the equity method of accounting for investments in 20% to 50% owned entities.

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

     In 2001, the Company determined that certain continuing operations had been included as part of the discontinued operations presentation that was initially presented in the Company's financial statements as of and for the year ended December 31, 2000. Previously issued financial results have been adjusted herein to appropriately reflect these operations as part of continuing operations. This adjustment had no effect on previously reported income from continuing operations or net income and an insignificant effect on previously reported revenues, cost of sales and certain assets and liability accounts.

  Receivables --

     Current receivables include trade accounts and notes receivable and are net of allowances for doubtful accounts of $37.0 million at December 31, 2001 and $23.9 million at December 31, 2000. Long-term receivables consist of notes receivable and are net of allowances for doubtful accounts of $0.9 million at December 31, 2001 and $1.8 million at December 31, 2000. In 2001, the Company provided a $16.0 million charge to reflect an increase in the allowance for doubtful accounts resulting from the Chapter 11 bankruptcy filing of K-Mart and $1.2 million to reflect an increase in the allowance for doubtful accounts resulting from the impact of economic uncertainty on certain customers in Argentina.

     Pennzoil-Quaker State, through its wholly owned subsidiary, Pennzoil Receivables Company ("PRC"), sells certain of its accounts receivable to a third party. PRC is a special limited purpose corporation and its assets are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The receivable sales facility was renewed in November 2001 and provides for ongoing sales of up to $110.0 million of accounts receivable until April 15, 2002 and $85.0 million thereafter until the facility expires on October 14, 2002. The Company's net accounts receivable sold under a receivables sales facility totaled $110.0 million at December 31, 2001 and $149.1 million at December 31, 2000.

     Current receivables included notes receivable of $20.7 million at December 31, 2001 and $15.2 million at December 31, 2000. Other assets included long-term notes receivable of $49.1 million at December 31, 2001 and $36.3 million at December 31, 2000. The long-term receivables are loans that are made to customers to enhance their operations, including updating and replacing signage and acquiring point-of-sale equipment. Each loan requires a promissory note between the customer and the Company, and most require payment of principal and interest. Similar to other incentive programs, product sales agreements normally accompany the loans. The average interest rate applicable to long-term notes receivable was 5.6% during 2001 and 2000.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $275.0 million to third parties through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation ("PLCAC"). The program is used to assist purchasers of the Company's lubricants products in obtaining favorable long-term financing. The lubricants customers are the primary obligors on the long-term loans. The cumulative sales amount was increased in June 2000 from $220.0 million to $275.0 million. The assets of PLCAC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The agreement terminates on March 13, 2004 or on the date on which the aggregate purchase price reaches $275.0 million. Through December 31, 2001, the Company sold a total of $233.3 million of notes receivable under this agreement, of which $145.5 million were outstanding to the third party purchaser at December 31, 2001. Through December 31, 2000, the Company sold a total of $220.2 million of notes receivable under this agreement, of which $159.0 million were outstanding to the third party purchaser at December 31, 2000.

  Inventories --

     Inventories are stated at the lower of cost or market value. Cost is principally determined by the average cost method. The physical condition (e.g., age and quality) of the inventories is considered in establishing its valuation. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from expectations.

     Inventory components are summarized as follows:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
Finished goods and work in process..........................   $163,241      $148,129
Raw materials and supplies..................................     36,400        38,870
                                                               --------      --------
          Total.............................................   $199,641      $186,999
                                                               ========      ========

  Property, Plant and Equipment and Depreciation and Amortization --

     Property, plant and equipment is initially recorded at cost and depreciation is computed using either straight-line or accelerated methods over the estimated useful lives of such assets ranging from three to 40 years.

     Property, plant and equipment is summarized as follows:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
Land........................................................   $  81,224     $  84,734
Building and improvements...................................     319,777       323,951
Automobiles, furniture and equipment........................     401,981       363,443
Construction in progress....................................      25,232        38,381
Other.......................................................       3,443        16,557
                                                               ---------     ---------
                                                                 831,657       827,066

Less: accumulated depreciation..............................    (392,676)     (350,932)
                                                               ---------     ---------
          Total.............................................   $ 438,981     $ 476,134
                                                               =========     =========

  Impairment of Long-Lived Assets --

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This review consists of comparing the carrying amount of the asset on the Company's balance sheet with its expected future undiscounted cash flows without interest costs. If the asset carrying amount is less than the cash flow estimate, it is written down to its fair value. Estimates of expected future cash flows are to represent management's best estimate based on reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 121 is permanent and may not be restored. In 2001, the Company recorded a charge of $2.3 million in conjunction with the write-down of certain blending and packaging plants in the lubricants segment.

  Charges Related to Asset Disposals --

     SFAS No. 121 also requires that assets to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. During 1999, the Company completed a strategic review of its assets including blending and packaging plants. The Company recorded charges of $10.0 million in 2000 and $13.9 million in 1999, respectively, to reflect an impairment related to the pending sales of two of the Company's blending and packaging plants in 2001 and the impairment of its Rouseville blending and packaging plant related to its closure. The blending and packaging plant sales were completed in 2001. The assets and results of operations related to the blending and packaging plants are included in the lubricants segment.

  Goodwill and Other Intangible Assets --

     Total goodwill as of December 31, 2001 was $719.3 million and was $729.6 million as of December 31, 2000. Tradenames totaled $398.7 million as of December 31, 2001 and $409.6 million as of December 31, 2000. Through December 31, 2001, goodwill and tradenames are being amortized on a straight-line basis over periods ranging from twenty to forty years. In accordance with SFAS 121, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill or tradenames may warrant revision or that the remaining balance may not be recoverable by monitoring cash flow from operations from the business related to the goodwill and tradenames. In 2001, the Company impaired $6.5 million in goodwill associated with the Company's decision to exit certain international operations and locations. Amortization expense recorded in 2001 was $49.1 million, in 2000 was $39.7 million and in 1999 was $42.7 million. Accumulated amortization as of December 31, 2001 was $193.3 million and as of December 31, 2000 was $146.4 million. As of January 1, 2002, goodwill, including goodwill associated with equity method investments, will no longer be amortized but will be subject to periodic reviews for impairment.

  Quaker State Acquisition Related Charges --

     Acquisition related expenses of $34.4 million were incurred during 2000 and $75.1 million were incurred in 1999. These charges were primarily the result of the consolidation and closure of certain facilities and the resolutions of certain conflicts between Jiffy Lube and Q Lube franchise-operated service centers.

  Restructuring Charges --

     In 2001, the Company recorded a $77.1 million charge to accrue costs associated with a restructuring program to reduce costs and streamline operations. As part of the 2001 cost reduction plan, the Company's lubricants segment took steps to reduce manufacturing and selling expense. The consumer products segment consolidated the management and administration of its two marketing groups into one organization in Houston at the end of 2001. The international segment exited low margin operations, facilities and distribution channels. The 2001 charges related to the four operating segments are as follows: lubricants -- $16.7 million; consumer products -- $22.2 million; international -- $34.1 million; and other -- $4.1 million. These charges primarily included severance for approximately 670 administrative and operational employees. All of the

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES employees were terminated or were notified of a termination date by December 31, 2001. The severance payments for the former employees are expected to be paid out over a minimum period of two months with a maximum period of up to two years. As a result of these charges, the Company recorded a liability of $28.1 million to reflect obligations for severance. The remaining total severance accrual at December 31, 2001 was $17.1 million recorded in other current liabilities and $2.8 million recorded in other liabilities. Included in the $34.1 million of charges for the international segment were charges of $6.5 million associated with the impairment of goodwill. These charges are recorded in cost of sales; selling, general and administrative expenses and depreciation and amortization expense in the statement of operations.

     In 2000, the Company implemented a general and administrative cost reduction plan. As part of the Company's plan, approximately 400 employees were terminated and office space was consolidated. In 2000, the Company recorded a charge of $29.0 million associated with the plan. The accrued liability at December 31, 2000 totaled $13.8 million. The accrued liability at the end of 2000 was reduced by $11.5 million during 2001 and the remaining accrual at December 31, 2001 totaled $2.3 million.

  Revenue Recognition --

     Sales are recognized when revenue is realized or realizable and has been earned, generally at the time that product title passes to the customer. Net sales reflect units shipped at selling list prices reduced by discounts and allowances. The Company has various sales incentive-based arrangements with customers including performance rebates, cooperative advertising programs and other incentive programs. For "off-invoice" programs such as volume, cash, freight or any other discount that are taken directly off the customer's invoice, both revenues and receivables are reduced. For certain other programs, such as cooperative advertising programs, the Company estimates a reduction in revenues and records a liability based on historical participation factors. Sales discounts and allowances included in other current liabilities at December 31, 2001 was $31.3 million and at December 31, 2000 was $32.9 million.

  Shipping and Handling Costs --

     Shipping and handling costs are recorded in cost of sales as incurred.

  Advertising Costs --

     Advertising costs are expensed as incurred. Advertising costs were $134.0 million for the year ended December 31, 2001, $159.2 million for the year ended December 31, 2000 and $162.2 million for the year ended December 31, 1999.

  Environmental Expenditures --

     Liabilities for environmental expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Reference is made to Note 7 for a discussion of amounts recorded for these liabilities.

  Cash Flow Information --

     For purposes of the consolidated statement of cash flows, all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The effect of changes in foreign exchange rates on cash balances has been immaterial.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Changes in operating assets and liabilities consist of the following:

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                2001       2000       1999
                                                              --------   --------   ---------
                                                                 (EXPRESSED IN THOUSANDS)
(Increase) decrease in receivables..........................  $ 14,833   $(22,900)  $ (48,533)
(Increase) decrease in inventories..........................   (12,914)    25,335       2,677
(Increase) decrease in other current assets.................    (9,939)    11,686      72,175
(Increase) decrease in other long-term assets...............   (23,842)   (10,746)     15,443
Increase (decrease) in accounts payable.....................   (10,547)   (16,218)   (117,069)
Increase (decrease) in other current liabilities............    20,604        705     (67,050)
Increase (decrease) in other operating assets and
  liabilities...............................................   (23,251)   (24,192)     34,606
                                                              --------   --------   ---------
Change in operating assets and liabilities..................  $(45,056)  $(36,330)  $(107,751)
                                                              ========   ========   =========
Cash paid (received) during the period for:
  Interest..................................................  $ 87,036   $ 98,138   $  60,121
  Income taxes..............................................  $    868   $ (7,000)  $ (25,000)

  Earnings Per Share --

     Pennzoil-Quaker State computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic earnings per share are computed based on the weighted average shares of common stock outstanding, while diluted earnings per share also reflects the impact of potentially dilutive securities such as outstanding options. Computations for basic and diluted loss per share follow:

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                                RESTATED
                                                                          --------------------
                                                                2001        2000       1999
                                                              ---------   --------   ---------
                                                               (EXPRESSED IN THOUSANDS EXCEPT
                                                                     PER SHARE AMOUNTS)
Income (loss) from continuing operations....................  $(10,541)   $ 4,284    $(11,258)
Basic weighted average shares...............................    79,209     78,468      77,850
Effect of dilutive securities (1):
  Stock options.............................................        --        355          --
  Conditional stock awards..................................        --        289          --
                                                              --------    -------    --------
Diluted weighted average shares.............................    79,209     79,112      77,850
Basic and diluted income (loss) from continuing
  operations................................................  $  (0.13)   $  0.05    $  (0.14)

---------------

(1) Options to purchase 8,089,015 shares of common stock and conditional stock awards of 621,371 were outstanding at December 31, 2001 and options to purchase 6,708,023 shares of common stock and conditional stock awards of 270,356 were outstanding at December 31, 1999, but were not included in the computation of diluted per share loss from continuing operations because the potential impact of these options and awards on earnings per share was antidilutive. A weighted average year-to-date number of options to purchase 6,932,667 shares of common stock were outstanding during 2000, but were not included in the computation of diluted per share income from continuing operations because the options' exercise prices were greater than the average market price of common shares.

  Foreign Sourced Operations --

     Pennzoil-Quaker State's international operating results include foreign sourced income (loss) from continuing operations before income taxes of $(26.8) million in 2001, $(12.1) million in 2000 and $9.0 million in 1999. Included in the loss for 2001 was a charge of $5.9 million as a result of the currency devaluation in Argentina and an increase in the allowance for doubtful accounts resulting from the impact of economic

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES uncertainty on certain customers in Argentina. The financial statements of certain foreign entities are prepared from records maintained in the country of which the entity is located.

  Foreign Currency Translation --

     For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, asset and liability accounts are translated at year-end exchange rates, and revenue and expenses are translated at average exchange rates prevailing during the year. Translation adjustments are included as a separate component of shareholders' equity. Any gains or losses on transactions or monetary assets or liabilities in currencies other than the functional currency are included in net loss in the current period. The Company has a subsidiary in Argentina which purchases the majority of its products from a U.S. affiliate in U.S. dollars. As a result of these purchases and outstanding payables, the Company recognized a $4.7 million loss in December 2001.

  Self-Insurance --

     The Company is self-insured through its captive insurance subsidiary, Savannah Company Limited, for primary workers' compensation, automobile and general liability claims. The captive's claims liability is determined annually and is based upon an independent actuarial analysis that projects Savannah's ultimate costs of claims and provides a projection of claims incurred but not reported ("IBNR"). Other liabilities included IBNR reserves, outstanding loss reserves and other loss related liabilities of $22.5 million as of December 31, 2001 and $22.6 million as of December 31, 2000. The Company has other self-insured programs for various employee benefits, that are expensed as incurred.

  Comprehensive Income --

     Unrealized holding losses on marketable securities include income tax benefits of $1.3 million for the year ended December 31, 2001, $1.3 million for the year ended December 31, 2000 and $1.2 million for the year ended December 31, 1999. No tax benefits associated with foreign currency translation losses or gains have been recorded for the years ended December 31, 2001, 2000 and 1999.

  Recent Accounting Pronouncements --

     Effective January 1, 2001, Pennzoil-Quaker State adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, subsequently amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method on all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 will not have a material effect on the Company's financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. In addition, goodwill, other than

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The provisions of this statement are required to be adopted by the Company on January 1, 2002. Impairment losses that arise due to the initial application of this statement are to be reported as a cumulative effect of change in accounting principle. The Company expects that beginning in 2002 approximately $36.7 million pretax ($29.9 million after-tax) in annual goodwill amortization will no longer be required to be expensed. The Company expects no material effect on its financial statements relating to the impairment provisions of SFAS No. 142. In addition, approximately $20 million of permanent differences related to annual goodwill, previously non-deductible for tax purposes, will be eliminated.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company is required to adopt this standard on January 1, 2003 and is currently evaluating the expected impact of adoption on its financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and replaces the accounting and reporting provisions for segments of a business to be disposed of in Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows. SFAS No. 144 requires that long-lived assets to be disposed of other than by sales be considered held and used until it is actually disposed of and requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that long-lived assets to be disposed of by sale be measured at the lower of its carrying amount or fair value less selling costs, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of or is classified as held for sale. The provisions of this statement are required to be adopted by the Company on January 1, 2002. The adoption had no impact on the Company's financial position or results of operations and will be applied on a prospective basis.

     In November 2001, the FASB Emerging Issues Task Force issued the consensus on EITF Issue 01-9 entitled, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements. The Company adopted the earlier portion of these new guidelines (formerly EITF Issue 00-14) addressing certain sales incentives effective January 1, 2001. The adoption had no impact on the Company's financial position or results of operations.

     The EITF also reached consensus on the second portion of the guideline (formerly EITF Issue 00-25) which addresses vendor income statement characterization of consideration to a purchaser of the vendor's products or services, including the classification of slotting fees, cooperative advertising arrangements and buy-downs. Upon adoption, certain promotional payments that are currently classified in selling, general and administrative expenses will be reclassified to be reflected as a reduction of net sales. The adoption will not have any impact on the Company's reported operating income or net income. The Company has adopted the second portion of the guidelines effective January 1, 2002.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

(3) EXCEL PARALUBES -- SUMMARIZED FINANCIAL DATA AND CORRECTION OF AN ERROR --

     The Company and Conoco Inc. ("Conoco") are equal partners in Excel Paralubes, which operates a base oil processing facility located adjacent to Conoco's refinery in Lake Charles, Louisiana. The facility is capable of producing approximately 21,000 barrels per day of base oils, which is the primary ingredient in motor oil. Conoco operates the plant with support positions staffed primarily by Conoco.

     Under a co-products sale and purchase agreement, certain co-products produced at an adjacent Conoco facility are allocated to Excel Paralubes and Conoco based upon Excel Paralubes' feed stream flow rates and compositions. Excel recently determined that the measurements of the allocation of co-products between Excel and Conoco had been in error since the commencement of Excel's operations in 1997. As a result of this error, previously reported pretax income of Excel Paralubes for the year ended December 31, 2000 was overstated by $5.4 million and for the year ended December 31, 1999 was overstated by $1.8 million. Consequently, the Company has restated previously issued financial statements to reduce net income of the Company for the year ended December 31, 2000 by $1.6 million ($0.02 per share) and for the year ended December 31, 1999 by $0.6 million ($0.00 per share). There was no impact on previously reported cash flow or cash flows from operations. Under the co-products sale and purchase agreement, no adjustment is required for periods prior to 1999.

     The Company's share of results from Excel Paralubes' operations are included in the results of operations of the supply chain investments segment. Because of cumulative distributions in excess of earnings, Pennzoil-Quaker State's net investment in Excel Paralubes was carried as a credit balance of $83.0 million at December 31, 2001 and $75.2 million at December 31, 2000 and is included in other liabilities on the consolidated balance sheet. Pennzoil-Quaker State's equity in Excel Paralubes' restated income of $36.1 million for 2001, $16.2 million for 2000 and $6.4 million for 1999 is included in other income in the consolidated statement of operations.

     Summarized balance sheet information for Excel Paralubes as of December 31, 2001, 2000 and 1999 and operations information for each of the three years in the period ended December 31, 2001 follows (on a 100% basis):

                                                                 DECEMBER 31
                                                      ---------------------------------
                                                                        RESTATED
                                                                  ---------------------
                                                        2001        2000        1999
                                                      ---------   ---------   ---------
                                                          (EXPRESSED IN THOUSANDS)
Current assets......................................  $  81,934   $  39,294   $  66,516
Noncurrent assets...................................    396,118     411,031     430,609
Current liabilities.................................    154,844     102,483      98,105
Noncurrent liabilities..............................    489,221     498,204     523,888
Partners' deficit...................................   (166,013)   (150,362)   (124,868)

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                                         RESTATED
                                                                    -------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
                                                            (EXPRESSED IN THOUSANDS)
Revenues...............................................  $456,046   $442,594   $314,237
Gross profit...........................................   112,222     73,175     51,660
Net income.............................................    72,149     32,406     12,772

     Pennzoil-Quaker State has a long-term agreement with Excel Paralubes to purchase 50% of its base oil production volume from Excel Paralubes, or approximately 58% of the Company's requirements, at contract rates based on prevailing market prices. If the Company fails to purchase its contracted minimum volumes

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES from Excel Paralubes, the Company is obligated to pay to Excel Paralubes the profits that it would have earned had the Company made such purchases. Base oil purchases from Excel Paralubes were $163.0 million for 2001, $149.8 million for 2000 and $106.9 million for 1999.

     At December 31, 2001, Excel Paralubes had total debt of $597.3 million, consisting of $236.3 million of 7.125% senior bonds due 2011, $250.0 million of 7.43% senior bonds due 2015, and $111.0 million of variable rate borrowings under commercial paper facilities with banks. Semiannual principal payments began in 2001 for the 7.125% bonds and will begin in 2011 for the 7.43% bonds. Borrowings under commercial paper facilities and $13.3 million in 7.125% senior bond principal payments are due in 2002 and are classified as short-term. This debt is non-recourse to the Company except for a debt service reserve of $22.5 million as of December 31, 2001, which could increase to as much as $28 million over the next seven years. Certain restrictive covenants may limit the ability of Excel Paralubes to incur debt, make distributions to the partners, make investments or create liens. Conoco and Pennzoil-Quaker State maintain an agreement with Excel Paralubes to provide support to Excel Paralubes up to an aggregate amount of $60.0 million should a liquidity cash flow deficit occur.

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

  Acquisition of Sagaz Industries --

     In March 2000, the Company completed the acquisition of certain assets of Sagaz Industries ("Sagaz"), a manufacturer and marketer of automobile seat covers and cushions in North America, for approximately $62.5 million, subject to certain working capital adjustments. Sagaz was combined into the Company's consumer products segment.

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

  Sale of Viscosity Oil --

     In December 2000, Pennzoil-Quaker State completed the sale of substantially all of the assets and liabilities associated with the Viscosity Oil Division. The Viscosity Oil Division was engaged in the business of supplying technical support services and both branded and private label engine lubricants to North America off-road and agriculture equipment markets. A pretax gain of $0.8 million was recorded as a result of the sale. Included in the Company's consolidated results were revenues of $69.7 million and operating income of $3.5 million related to the operations of the Viscosity Oil Division in 2000.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

(5) DEBT --

     Debt outstanding was as follows:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
7.375% Debentures due 2029, net of discount.................  $  398,172    $  398,105
10.0% Notes 2008, net of discount...........................     248,476            --
6.750% Notes due 2009, net of discount......................     199,260       199,159
9.40% Notes due 2002, net of discount.......................     108,271       151,017
6.625% Notes due 2005, net of discount......................      99,770        99,708
Commercial paper............................................          --        57,709
Revolving credit facility...................................          --       195,000
Pollution control bonds, net of discount....................      50,561        50,522
International debt facilities...............................      24,247        51,808
Other debt..................................................       7,530         5,184
                                                              ----------    ----------
          Total debt........................................   1,136,287     1,208,212
Less amounts classified as current maturities...............    (133,733)      (13,786)
                                                              ----------    ----------
          Total long-term debt..............................  $1,002,554    $1,194,426
                                                              ==========    ==========

     In November 2001, Pennzoil-Quaker State entered into a $348.0 million senior secured revolving credit facility. Under the facility, $325.0 million is available on a revolving basis until November 2, 2004 and $23.0 million is available on a revolving basis until November 1, 2002. The credit facility also provides for letters of credit and borrowings in currencies other than U.S. Dollars.

     Borrowings under the credit facility bear interest at a rate equal to the sum of the base rate or a Eurodollar rate plus an applicable percentage which is based on the Company's consolidated total leverage ratio, as defined in the credit facility. The Company had no outstanding borrowings under this new facility at December 31, 2001.

     The credit facility is secured by certain of the Company's receivables, intellectual property (including trademarks, tradenames, copyrights and patents), inventory, and a pledge of the Company's common stock ownership of certain of its major subsidiaries. The credit facility is also unconditionally guaranteed by certain of the Company's subsidiaries. The security and guarantees are shared on an equal basis with certain other debt totalling $931.8 million at December 31, 2001.

     The covenant provisions of the credit facility require the Company to maintain certain specified financial ratios and consolidated net worth and contains other customary covenants, including covenants which limit the Company's and its subsidiaries' ability to (i) incur additional debt or issue subsidiary preferred stock, (ii) increase aggregate dividends on the Company's capital stock above a certain amount, (iii) redeem or repurchase capital stock,
(iv) engage in transactions with affiliates, except on an arms-length basis, (v) create liens or engage in sale and leaseback transactions, (vi) make some types of investments and sell assets, and (vii) consolidate or merge with, or sell substantially all of its assets to another person. The Company's ability to meet the financial ratios and tests can be affected by events beyond the Company's control. The breach of these covenants could permit the lenders to declare the loans immediately payable and to terminate future lending commitments. If the Company were unable to repay those amounts, the lenders under the Company's credit facility could proceed against the collateral granted to them to secure that indebtedness. The Company was in compliance with all covenant provisions at December 31, 2001.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     In November 2001, the Company issued $250.0 million of 10% Senior Notes due 2008. Net proceeds of $242.8 million were used to pay down all outstanding revolving credit borrowings under the Company's previous revolving credit facility and increase cash on hand.

     The indenture under which the 10% notes were issued contains covenants that, subject to exceptions, restrict the ability of the Company and its subsidiaries to (i) incur additional debt or issue subsidiary preferred stock,
(ii) increase aggregate dividends on the Company's capital stock above a certain amount, (iii) redeem or repurchase capital stock, (iv) engage in transactions with affiliates, except on an arms-length basis, (v) create liens or engage in sale and leaseback transactions, (vi) make some types of investments and sell assets, and (vii) consolidate or merge with, or sell substantially all of its assets to another person. Some of the covenants will no longer apply if the notes achieve specified credit ratings. The breach of these covenants could permit the holders to declare the notes immediately payable. The notes are unconditionally guaranteed by certain of the Company's subsidiaries that also guarantee the credit facility. There are no significant restrictions on the ability of subsidiaries to make distributions to Pennzoil-Quaker State. See Guarantor Condensed Consolidated Financial Statements for guarantor and non-guarantor subsidiaries in Note 16. The Company was in compliance with all covenant provisions at December 31, 2001.

     Prior to November 2001, the Company had a revolving credit facility with a group of banks that provided for up to $450.0 million of committed unsecured revolving credit borrowings through December 13, 2001, with any outstanding borrowings on such date being converted into a term credit facility terminating on December 13, 2002. The revolving credit facility contained a covenant relating to net worth, and the Company was in compliance as of December 31, 2000. There were borrowings of $195.0 million outstanding under this revolving credit facility at December 31, 2000. The average interest rate applicable to borrowings under the revolving credit facility was 5.7% in 2001 and 7.5% in 2000. The net proceeds of the $250.0 million 10% Senior Notes due 2008 were used to repay borrowings outstanding under the revolving credit facility and the revolving credit facility was terminated upon completion of that offering.

     In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company's commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State's senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.4% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest. During the year ended December 31, 2001, Standard and Poor's, Moody's and Fitch lowered the senior unsecured debt rating for the Company's debt below investment grade. The notes, which are carried at fair market value due to the interest rate swaps discussed in Note 10, are currently trading above 100% face value plus accrued interest. During 2001, the Company chose to purchase and retire $45.4 million face amount of the 9.40% Notes due in 2002 and, as a result, recorded an extraordinary charge of $0.9 million ($1.5 million pretax), or $0.01 per share. As of December 31, 2001, the $108.3 million carrying amount of indebtedness under Pennzoil-Quaker State's 9.40% Notes due in 2002 (formerly 8.65% Notes due in 2002) has been classified as short-term. The Company intends to use cash on hand and cash from operations to retire the notes upon maturity in 2002.

     On March 30, 1999, Pennzoil-Quaker State issued debt in the form of $200.0 million of 6.75% Notes due April 1, 2009 and $400.0 million of 7.375% Debentures due April 1, 2029. Net proceeds of $592.2 million from the notes and debentures were used to reduce the Company's outstanding commercial paper borrowings and variable rate debt.

     In connection with the acquisition of Quaker State Corporation in December 1998, Pennzoil-Quaker State assumed the obligation for $100 million of Quaker State's 6.625% Notes due 2005. In January 2002, the Company entered into interest rate swaps relating to the 6.625% Notes due 2005 to adjust the mix of variable rate and fixed rate debt. The swaps were designated as fair value hedges and changes in the fair value will be recognized in earnings.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Borrowings under commercial paper facilities totaled $57.7 million at December 31, 2000. The average interest rate applicable to outstanding commercial paper was 6.8% during 2000.

     A Canadian subsidiary of the Company has a revolving credit facility with two Canadian banks that provides for borrowings of up to US$8.9 million through October 2002. Outstanding borrowings under the credit facility totaled US$7.5 million at December 31, 2001. Previously, the credit facility provided for borrowings of up to $18.0 million and there was US$13.3 million outstanding at December 31, 2000. The average interest rate applicable to amounts outstanding under the credit facility were 5.3% during 2001 and 6.2% during 2000. Principal and interest are payable in Canadian dollars.

     During 2000, a U.K. subsidiary of the Company entered into a revolving credit facility with a bank that provides for borrowings up to US$20.4 million through July 26, 2002. Outstanding borrowings under the credit facility totaled US$6.7 million at December 31, 2001 and US$17.4 million at December 31, 2000. The average interest rate applicable to amounts outstanding under the facility was 6.3% during 2001, and 6.7% in 2000. Principal and interest are payable in pounds sterling.

     Borrowings under the Canadian and U.K. revolving credit facilities are classified as short-term debt.

     The Company has additional credit facilities and credit lines in Australia, Spain, India, Peru, Bolivia, and other countries with outstanding borrowings of $10.0 million as of December 31, 2001 and $21.1 million as of December 31, 2000.

     The Company has a total of $50.6 million, net of discount, in pollution control bonds issued by three authorities. Issuances by the Industrial Development Board of the Parish of Caddo, Inc. include $24.6 million issued December 23, 1996, $8.5 million issued December 19, 1997 and $11.8 million, net of discount, issued December 22, 1998. The three issuances are scheduled for retirement on December 1, 2026, December 1, 2027 and December 1, 2028, respectively. Proceeds from the bonds were used to help fund pollution control facilities in Louisiana. The interest rates for the bonds issued in 1996 and 1997 are currently reset weekly and interest is paid monthly. The interest rate is fixed at 5.6% for the bonds issued in 1998 and interest is paid semi-annually. Issuances by the Venango Industrial Development Authority and the Butler County Industrial Development Authority of $3.4 million and $2.3 million, respectively, were issued on December 21, 1982 and are scheduled for retirement on December 1, 2012. The interest rate on both bond issuances is currently reset weekly and interest is paid monthly. Proceeds from the issuances were used to help fund pollution control facilities in Pennsylvania. The average interest rate applicable to the Company's pollution control bonds was 2.9% in 2001 and 4.3% in 2000.

     At December 31, 2001, aggregated maturities of long-term debt were $133.7 million for 2002, $0.5 million for 2003, $0.5 million for 2004, $100.5 million for 2005 and $0.3 million for 2006.

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

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

  Federal, State and Foreign --

     Federal, state and foreign income tax expense consists of the following:

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                                        RESTATED
                                                                    -----------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                           (EXPRESSED IN THOUSANDS)
Current
  Foreign...............................................  $   606   $ 1,413   $ 1,637
  State.................................................    1,338     1,177     1,493
Deferred
  Federal...............................................    8,039    13,736     8,308
  State.................................................   (1,478)      269    (3,648)
                                                          -------   -------   -------
Income tax provision....................................  $ 8,505   $16,595   $ 7,790
                                                          =======   =======   =======

     Pennzoil-Quaker State's net deferred tax asset consists of the following:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                             RESTATED
                                                                            -----------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
Deferred tax asset..........................................   $ 420,020     $ 428,303
Valuation allowance.........................................     (16,024)      (16,024)
Deferred tax liability......................................    (101,703)     (100,758)
                                                               ---------     ---------
          Net deferred tax asset............................   $ 302,293     $ 311,521
                                                               =========     =========

     Temporary differences and carryforwards, which comprise significant portions of deferred tax assets and liabilities, are as follows:

                                                                     DECEMBER 31
                                                              -------------------------
                                                                             RESTATED
                                                                            -----------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
Inventory...................................................   $   9,292     $  (4,738)
Product liability...........................................          --         2,573
Property, plant and equipment...............................     (16,934)       34,719
Benefit related accruals....................................      59,683        59,527
Environmental accruals......................................      15,205        20,701
Alternative minimum tax credit carryforward.................      17,000        17,000
Net operating loss carryforwards............................     225,825       167,780
Valuation allowance.........................................     (16,024)      (16,024)
Other, net..................................................       8,246        29,983
                                                               ---------     ---------
          Net deferred tax asset............................   $ 302,293     $ 311,521
                                                               =========     =========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     The principal items accounting for the difference in income taxes on income from continuing operations computed at the federal statutory rate and income taxes as recorded are as follows:

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                                        RESTATED
                                                                    -----------------
                                                            2001     2000      1999
                                                           ------   -------   -------
                                                            (EXPRESSED IN THOUSANDS)
Income tax expense (benefit) at statutory rate...........  $ (713)  $ 7,312   $(1,214)
Increases (reductions) resulting from:
  State income taxes, net................................     (91)      940    (1,397)
  Taxes on foreign income less than statutory rate.......     394       918     1,064
  Nondeductible goodwill.................................   8,360     6,716     5,971
  Other, net.............................................     555       709     3,366
                                                           ------   -------   -------
Income tax expense.......................................  $8,505   $16,595   $ 7,790
                                                           ======   =======   =======

     In connection with the spin-off from Pennzoil Company in 1998, Pennzoil Company and Pennzoil-Quaker State entered into a tax separation agreement with Pennzoil Company which provides, among other things, that (1) Pennzoil-Quaker State will be responsible for and indemnify Pennzoil Company against all taxes that are attributable to certain inventory adjustments, (2) Pennzoil Company will be responsible for and indemnify Pennzoil-Quaker State against any other consolidated federal or state income tax liability for periods ended on or before the date of the spin-off, (3) any other taxes will be borne by the party on whom such taxes are imposed by law. The agreement also establishes procedures for the conduct and settlement of certain tax audits and related proceedings. Pennzoil-Quaker State and Quaker State filed separate tax returns for the 1998 tax year. Pennzoil-Quaker State filed a consolidated tax return beginning with the 1999 tax year.

     At December 30, 1998, Pennzoil-Quaker State estimated certain net deferred tax assets associated with the spun-off assets and liabilities and the allocation of certain tax attributes associated with the tax separation agreement. Those net deferred tax assets were considered in calculating the capital contribution made by Pennzoil Company to the Company as part of the spin-off. In 1999, Pennzoil-Quaker State adjusted its deferred tax asset in connection with the allocation of deferred tax assets and liabilities from Pennzoil Company. The adjustments related primarily to the finalization of estimates made in 1998 of the allocations of net operating losses, alternative minimum tax credits and deferred tax liabilities created in foreign subsidiaries. As a result of these adjustments to tax attributes related to the spun-off assets and liabilities, the Company decreased its net deferred tax asset and adjusted the capital contribution related to the spin-off by $31.4 million in 1999.

     As of December 31, 2001, Pennzoil-Quaker State had a United States net operating loss carryforward of approximately $471.4 million, which is available to reduce future federal income taxes payable. Additionally, for the purposes of determining alternative minimum tax, an approximate $535.7 million net operating loss is available to offset future alternative minimum taxable income. If not used, these carryovers will expire in years 2009 and 2018 through 2021. In addition, Pennzoil-Quaker State also has a separate return limitation loss of $4.0 million and an approximate $2.6 million net operating loss which is available to offset alternative minimum taxable income. Utilization of the separate return net operating losses, to the extent generated in separate return years, is limited based on the separate taxable income of the subsidiary, or its successor, generating the loss. If not used, these carryovers will expire in the years 2004 through 2007. A valuation allowance of approximately $1.4 million has been established to offset the portion of the deferred tax asset related to the separate return limitation losses expected to expire before their utilization. In addition, Pennzoil-Quaker State has approximately $17.0 million of alternative minimum tax credits indefinitely available to reduce regular tax liability to the extent it exceeds the related alternative minimum tax otherwise due. All net operating loss and credit carryover amounts are subject to examination by tax authorities. The Company also

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES has state net operating loss carryforwards, the tax effect of which was approximately $60.8 million, as of December 31, 2001. A valuation allowance of approximately $14.6 million has been established to offset the portion of this deferred tax asset related to state tax loss carryforwards expected to expire before their utilization. Pennzoil-Quaker State has a net deferred tax asset of $302.3 million as of December 31, 2001 and believes that it will generate sufficient future taxable income to realize this asset.

(7) COMMITMENTS AND CONTINGENCIES --

  Purchase Commitments --

     The Company entered into a 10-year base oil supply agreement with ExxonMobil, effective on August 1, 2000. Under the terms of the agreement, the Company purchases over 40% of its base oil requirements from ExxonMobil. If the Company fails to purchase its contracted minimum volumes from ExxonMobil, the Company is obligated to pay to ExxonMobil the net margin that it would have earned had Pennzoil-Quaker State made such purchases. Base oil purchases from ExxonMobil under this agreement were $137.2 million for 2001 and $63.7 million for 2000.

  Environmental Matters --

     The operations of the Company in the United States are subject to numerous federal, state and local laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment and human health and safety.

     The Company is subject to a variety of state and federal Clean Air Act rules establishing air emission limitations for its operating units and products. The U.S. Environmental Protection Agency ("EPA") has adopted more stringent national ambient air quality standards for ozone and particulate matter, which would designate many more areas of the country as high pollution areas subject to additional regulatory controls. However, litigation over the new standards has rendered their implementation uncertain. The precise effect of these actions on the Company is uncertain because most of the requirements will be implemented through EPA regulations to be issued over a period of years. However, current estimates indicate that expenditures associated with such regulations would not have a material effect on the Company's results of operations.

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

     The Company's assessment of the potential impact of these environmental laws is subject to uncertainty due to the difficult process of estimating remediation costs that are subject to ongoing and evolving change. Initial estimates of remediation costs reflect a broad-based analysis of site conditions and potential environmental and human health impacts derived from preliminary site investigations (including soil and water analysis, migration pathways and potential risk). Later changes in these initial estimates may be based on additional site investigations, completion of feasibility studies (comparing and selecting from among various remediation methods and technologies) and risk assessments (determining the degree of current and future risk to the environment and human health, based on current scientific and regulatory criteria) and the actual implementation of the remediation plan. This process occurs over relatively long periods of time and is

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES influenced by regulatory and community approval processes and is subject to the ongoing development of remediation technologies. The Company's assessment analysis takes into account the condition of each site at the time of estimation, the degree of uncertainty surrounding the estimates for each phase of remediation and other site-specific factors.

     The Company and certain of its subsidiaries are alleged to be potentially responsible parties ("PRPs") in matters arising under CERCLA or similar state legislation with respect to various waste disposal areas owned or operated by third parties. In addition, the Company and certain of its subsidiaries are involved in other environmental remediation activities, including the removal, inspection and replacement, as necessary, of underground storage tanks. The Company does not currently believe there is a reasonable possibility of incurring additional material costs in excess of the current accruals recognized for such environmental remediation activities. With respect to the sites in which the Company or its subsidiaries are PRPs, the Company's conclusion is based in large part on (i) the availability of defenses to liability, including the availability of the "petroleum exclusion" under CERCLA and similar state laws, and/or (ii) the Company's current belief that its share of wastes at a particular site is or will be viewed by the EPA or other PRPs as being de minimis. As a result, Pennzoil-Quaker State's monetary exposure is not expected to be material beyond the amounts reserved.

     Accrued environmental liabilities are summarized as follows:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                2001           2000
                                                              ---------      ---------
                                                              (EXPRESSED IN THOUSANDS)
Current environmental liabilities
  Continuing operations.....................................   $ 5,337        $   814
  Discontinued operations(1)................................     1,228          6,000
                                                               -------        -------
                                                                 6,565          6,814
Long-term environmental liabilities
  Continuing operations.....................................    10,156         17,017
  Discontinued operations(1)................................    33,086         39,794
                                                               -------        -------
                                                                43,242         56,811
                                                               -------        -------
  Total.....................................................   $49,807        $63,625
                                                               =======        =======

---------------

(1) The accrued environmental liabilities for discontinued operations remain with the Company.

     From January 1999 through December 2001, capital outlays of approximately $0.6 million have been made by the Company with respect to environmental protection. Approximately $1.1 million in capital expenditures for environmental control facilities are currently expected in 2002.

  IQ Products --

     A lawsuit filed in June 1998 by IQ Products Company in the United States District Court for the Southern District of Texas, Houston Division, claims Snap Products, Inc. and the Company, which purchased certain Snap Products, Inc. assets in 1997, violated the Lanham Act in connection with the manufacture and sale of a prior formulation of Fix-a-Flat(R) tire sealant and inflator. The plaintiff claims that Snap Products and the Company (i) should have labeled the product as "flammable," as allegedly required by the Federal Hazardous Substances Act, and (ii) incorrectly advertised and labeled the product as containing a "non-explosive formula." Plaintiff's complaint seeks unspecified damages. In July 2001, the court granted defendants' motion for summary judgement, dismissing all the plaintiff's claims. Plaintiff is appealing the court's dismissal.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     A similar suit has also been filed in the same United States District Court by Radiator Specialty Company, in which the plaintiff alleges lost market share and wrongful interference with prospective business relations. The plaintiff seeks unspecified monetary damages equal to defendants' alleged unjust enrichment and actual and future damages from alleged false advertising and tortious competition. The Company is contesting this action vigorously.

     In January 2001, the plaintiff in the IQ Products litigation filed a second lawsuit against the Company in the United States District Court for the Southern District of Texas, Houston Division, claiming that the Company has violated federal and Texas antitrust law in marketing its tire inflation and sealer products. The plaintiff seeks unspecified actual and trebled damages, attorneys' fees and interest. The Company is contesting this action vigorously.

  California Scents --

     In January 2000, a lawsuit styled California Scents, Inc. v. Medo Industries, Inc. was filed in the United States District Court for the Central District of California. The plaintiff alleges that it is engaged in the manufacture and sale of automotive air freshener products in the United States and that the defendant, Medo Industries, Inc., a subsidiary of the Company, has monopolized and attempted to monopolize that business in violation of federal antitrust laws. The plaintiff also alleges that the defendant has, in violation of California state law, tortiously interfered with the plaintiff's prospective business relationships and engaged in unfair business practices. The plaintiff claims that the defendant's alleged actions have caused the plaintiff to suffer actual damages of $16.0 million, plus $4.0 million per year for an unspecified number of years into the future. The plaintiff seeks trebled damages, punitive damages, restitution with respect to its claim of unfair business practices and injunctive relief. The Company is contesting this action vigorously.

  Marquez v. Pennzoil-Quaker State Company --

     A putative class action suit is pending in the 381st Judicial District Court of Starr County, Texas against the Company, alleging that the Company breached alleged warranties with respect to advertised product, breached alleged contractual obligations with purchasers of advertised product and breached the Texas Deceptive Trade Practices Act due to certain advertisements of the Company during calendar year 2000. No class has been certified. The Company is contesting this action vigorously.

  Environmental Protection Agency Matters --

     As a result of informal negotiations with the EPA and the Department of Justice, the Company has reached an agreement to resolve disputed issues arising under the Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act in connection with the Company's former operation of a refinery in Shreveport, Louisiana by paying a civil penalty. No formal proceedings have been initiated against the Company with respect to the disputed issues. The Company believes the amount of the civil penalty will not have a material effect on its financial condition or results of operations.

     Separately, the EPA has initiated an administrative proceeding alleging that certain activities of a used oil collection and processing business formerly operated by the Company and its predecessors in Shreveport, Louisiana violated regulatory requirements under the Resource Conservation and Recovery Act. The Company is currently evaluating its position with respect to these alleged violations. Although the Company disputes the issues raised by the EPA, it anticipates that this matter will be settled by agreement of the parties, including payment by the Company of a civil penalty, the amount of which would not have a material adverse effect on its financial condition or results of operations.

     The Company is engaged in informal settlement discussions with local, state, and federal authorities regarding allegations of violations of environmental laws at a fast oil change service center in Alexandria,

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

Virginia owned and operated by its Jiffy Lube subsidiary. No formal proceedings have been initiated regarding these allegations, and the Company anticipates that this matter will be settled by agreement of the parties, including payment of a civil penalty, the amount of which would not have a material adverse effect on its financial condition or results of operations.

  Other --

     The Company is involved as a premise-owner defendant in numerous asbestos lawsuits, pending primarily in Louisiana and West Virginia. The plaintiffs generally allege exposure to asbestos and asbestos-containing products while working on the premises of the premise-owner defendants, and strict liability and negligence actions against the premise-owner defendants, including the Company. The plaintiffs do not allege that the Company manufactures any products containing asbestos. The plaintiffs generally allege that asbestos-containing products sold, distributed and supplied by the other defendants in the lawsuits were defective and unreasonably dangerous and that those defendants were thus negligent in failing to warn the plaintiffs of these dangers. The Company is contesting these actions vigorously.

     Pennzoil-Quaker State and its subsidiaries are also involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters incident to the ordinary course of business. Management currently believes that the outcome of all pending legal proceedings in the aggregate should not have a material adverse effect on Pennzoil-Quaker State's financial position or results of operations. It is possible, however, that charges could be required that would be significant to the operating results of a particular period.

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

     In addition, Pennzoil-Quaker State sponsors unfunded defined benefit postretirement plans that cover substantially all of its employees. The plans provide medical and life insurance benefits and are, depending on the type of plan, either contributory or non-contributory. The accounting for the health care plans anticipates future cost-sharing changes that are consistent with Pennzoil-Quaker State's expressed intent to increase, where possible, contributions from future retirees to a minimum of 30% of the total annual cost. Furthermore, future company contributions for both current and future retirees have been limited, where possible, to 200% of the average 1992 benefit cost.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     The following table presents the Pennzoil-Quaker State plans' benefit obligations, plan assets, reconciliation of funded status, amounts recognized in the consolidated balance sheets, components of net periodic benefit cost, and the actuarial assumptions used in determining the recognized obligations:

                                                     PENSION BENEFITS        OTHER BENEFITS
                                                     AS OF DECEMBER 31      AS OF DECEMBER 31
                                                    -------------------   ---------------------
                                                      2001       2000       2001        2000
                                                    --------   --------   ---------   ---------
                                                             (EXPRESSED IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at beginning of year.........  $324,161   $307,226   $ 122,980   $ 123,991
     Service cost.................................     6,938      7,768       1,229       1,185
     Interest cost................................    25,250     23,707       9,722       9,257
     Participant contributions....................        --         --         422         565
     Plan amendments..............................       360         --          --        (906)
     Acquisitions (divestitures)..................    (3,250)      (587)         --      (1,822)
     Curtailment (gain)...........................      (895)    (1,103)       (150)         --
     Special termination benefits.................     2,700         --          --          --
     Benefits paid................................   (26,680)   (20,782)    (11,094)     (7,771)
     Actuarial (gain) or loss.....................    18,256      7,932       3,384      (1,519)
                                                    --------   --------   ---------   ---------
  Benefit obligation at end of year...............  $346,840   $324,161   $ 126,493   $ 122,980
                                                    ========   ========   =========   =========
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of
     year.........................................  $418,038   $409,899   $      --   $      --
     Actual return on plan assets.................   (18,331)    28,371          --          --
     Acquisitions (divestitures)..................    (3,502)      (594)         --          --
     Employer contributions.......................     1,370      1,144      10,672       7,206
     Participant contributions....................        --         --         422         565
     Benefits paid................................   (26,680)   (20,782)    (11,094)     (7,771)
                                                    --------   --------   ---------   ---------
  Fair value of plan assets at end of year........  $370,895   $418,038   $      --   $      --
                                                    ========   ========   =========   =========
RECONCILIATION OF FUNDED STATUS:
     Over (under) funded status...................  $ 24,055   $ 93,877   $(126,493)  $(122,980)
     Unrecognized actuarial (gain) loss...........    13,904    (65,912)      3,793          66
     Unrecognized transition (asset)..............       (51)      (273)         --          --
     Unrecognized prior service cost..............     6,963     12,249      (5,433)     (6,015)
                                                    --------   --------   ---------   ---------
  Net amount recognized at year-end...............  $ 44,871   $ 39,941   $(128,133)  $(128,929)
                                                    ========   ========   =========   =========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
  SHEET CONSIST OF:
     Prepaid benefit cost.........................  $ 57,781   $ 67,536   $      --   $      --
     Accrued benefit liability....................   (17,570)   (31,553)   (128,133)   (128,929)
     Intangible asset.............................     2,262      2,549          --          --
     Accumulated other comprehensive income.......     2,398      1,409          --          --
                                                    --------   --------   ---------   ---------
  Net asset (liability) recognized at year-end....  $ 44,871   $ 39,941   $(128,133)  $(128,929)
                                                    ========   ========   =========   =========
     Other comprehensive income attributable to
       change in additional minimum liability
       recognition................................  $    989   $    694   $      --   $      --

     The benefit obligation for the defined benefit pension plans with benefit obligations in excess of plan assets was $18.7 million as of December 31, 2001 and $18.3 million as of December 31, 2000. Fair value of

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES plan assets for the underfunded plans was $0.6 million as of December 31, 2001 and $1.3 million as of December 31, 2000.

     As of December 31, 2001, the projected benefit obligation was $18.7 million and the accumulated benefit obligation was $18.2 million for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets. As of December 31, 2000, the projected benefit obligation was $18.3 million and the accumulated benefit obligation was $17.1 million for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets. The fair value of plan assets was $0.6 million as of December 31, 2001 and $1.3 million as of December 31, 2000.

     Net periodic benefit cost included the following components:

                                               PENSION BENEFITS                OTHER BENEFITS
                                        ------------------------------   ---------------------------
                                          2001       2000       1999      2001      2000      1999
                                        --------   --------   --------   -------   -------   -------
                                                          (EXPRESSED IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT
  COST:
     Service cost.....................  $  6,998   $  8,968   $  9,569   $ 1,229   $ 1,185   $ 1,770
     Interest cost....................    25,250     23,707     22,370     9,722     9,257     8,360
     Expected return on plan assets...   (40,798)   (42,372)   (40,959)       --        --        --
     Amortization of prior service
       cost...........................     1,403      2,032      2,741      (582)     (582)       --
     Amortization of transition
       asset..........................      (222)      (213)      (212)       --        --        --
     Recognized actuarial (gain)
       loss...........................    (2,304)    (5,632)    (5,545)     (317)      180        --
                                        --------   --------   --------   -------   -------   -------
  Net periodic benefit cost
     (income).........................  $ (9,673)  $(13,510)  $(12,036)  $10,052   $10,040   $10,130
                                        ========   ========   ========   =======   =======   =======
Additional (gain) loss recognized due
  to curtailment......................  $  3,345   $   (220)  $ (3,930)  $  (150)  $    --   $(2,296)
Special termination benefits..........     2,700         --         --        --        --        --

     As a result of the Company's sale of its interest in Penreco in 2001, the Company recognized a $3.3 million curtailment loss in connection with the termination of certain employees. Also in 2001, the Company recognized charges totalling $2.7 million related to special early retirement benefits for employees at its former Shreveport refinery.

Weighted-average assumptions were:

                                                   PENSION BENEFITS           OTHER BENEFITS
                                                   AS OF DECEMBER 31        AS OF DECEMBER 31
                                                -----------------------    --------------------
                                                2001     2000     1999     2001    2000    1999
                                                -----    -----    -----    ----    ----    ----
Discount rates................................   7.50%    8.00%    7.75%   7.50%   8.00%   7.75%
Expected long-term rate of return on plan
  assets......................................  10.00%   10.00%   10.50%     --      --      --
Rate of compensation increase.................   4.50%    4.40%    4.20%     --      --      --

     For measurement purposes, a 9.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002; the rate was assumed to decrease gradually to 5.25% for the year 2006 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              ONE-PERCENTAGE    ONE-PERCENTAGE
                                                              POINT INCREASE    POINT DECREASE
                                                              --------------    --------------
                                                                  (EXPRESSED IN THOUSANDS)
Effect on total of service and interest cost components for
  2001......................................................     $   934           $  (794)
Effect on year-end 2001 postretirement benefit obligation...      10,698            (9,229)

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

  Contribution Plans --

     Pennzoil-Quaker State has defined contribution plans covering substantially all salaried and union employees who have completed one year of service. Pennzoil-Quaker State matches employee contributions of not less than 1% to not more than 6% of each covered employee's compensation between 50% and 100%. The cost of such company contributions totaled $8.3 million in 2001, $9.2 million in 2000 and $8.8 million in 1999.

(9) CAPITAL STOCK AND STOCK OPTIONS --

  Common Stock --

     Pennzoil-Quaker State's Restated Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock. At December 31, 2001, 79,664,117 shares were issued and outstanding.

  Preferred Stock --

     Pennzoil-Quaker State's Restated Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock. None of these shares were issued or outstanding at December 31, 2001. On December 14, 1998, the Board of Directors of Pennzoil-Quaker State declared a dividend of one right to purchase preferred stock ("Right") for each outstanding share of the Pennzoil-Quaker State common stock, to stockholders of record at the close of business on December 18, 1998. Each Right entitles the registered holder to purchase from Pennzoil-Quaker State a unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $90 per share upon the occurrence of certain specified events.

  Stock Options --

     At December 31, 2001, Pennzoil-Quaker State had nonqualified stock option plans covering a total of 10,990,381 shares of Pennzoil-Quaker State common stock. Options granted under the plans have a maximum term of ten years and are exercisable under the terms of the respective option agreements at the market price of the common stock at the date of grant, subject to antidilution adjustments in certain circumstances. At December 31, 2001, expiration dates for the outstanding options ranged from February 2002 to December 2011 and the weighted average exercise price per share was $14.88. Payment of the exercise price may be made in cash or in shares of Pennzoil-Quaker State common stock previously owned by the optionee, valued at the then-current market value.

     Additional information with respect to the stock option activity during 2001 and 2000 is summarized in the following table:

                                                             2001                    2000
                                                     ---------------------   ---------------------
                                                                 WTD. AVG.               WTD. AVG.
                                                                 EXERCISE                EXERCISE
                   STOCK OPTIONS                      SHARES       PRICE      SHARES       PRICE
                   -------------                     ---------   ---------   ---------   ---------
Outstanding at beginning of year...................  8,106,041    $15.06     6,708,023    $21.08
  Granted..........................................  1,486,900    $14.42     3,454,117    $ 9.10
  Exercised........................................    258,519    $ 9.00            --        --
  Lapsed...........................................    987,863    $12.71       612,837    $13.44
  Expired..........................................    257,544    $32.07       196,405    $38.54
  Tendered(1)......................................         --        --     1,246,857    $28.02
                                                     ---------               ---------
Outstanding at end of year.........................  8,089,015    $14.88     8,106,041    $15.06
                                                     =========               =========
Options exercisable at year-end....................  4,540,882    $16.86     3,348,384    $20.07
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

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 31, 2001.

                                               OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                   -------------------------------------------   ---------------------------
                                      NUMBER OF         WEIGHTED      WEIGHTED      NUMBER OF       WEIGHTED
                                       OPTIONS           AVERAGE      AVERAGE        OPTIONS        AVERAGE
                                     OUTSTANDING       CONTRACTUAL    EXERCISE     EXERCISABLE      EXERCISE
    RANGE OF EXERCISE PRICES       AT DEC. 31, 2001   LIFE IN YEARS    PRICE     AT DEC. 31, 2001    PRICE
    ------------------------       ----------------   -------------   --------   ----------------   --------
$ 5.63 - $15.00..................     4,031,957            8.4         $11.00       1,144,719        $ 9.49
$15.01 - $23.00..................     3,385,979            6.0          16.99       2,725,084         17.32
$23.01 - $32.70..................       671,079            4.4          27.60         671,079         27.60
                                      ---------                                     ---------
$ 5.63 - $32.70..................     8,089,015                         14.88       4,540,882         16.86
                                      =========                                     =========

  Conditional Stock Awards --

     In 2001, there were 221,340 units of common stock granted under conditional stock award programs. Awards under the programs are made in the form of units which entitle the recipient to receive, at the end of a specified period, subject to certain conditions of continued employment, a number of shares of Pennzoil-Quaker State common stock equal to the number of units granted. At December 31, 2001, units covering 621,371 shares of Pennzoil-Quaker State common stock were outstanding (compared to 541,091 shares at December 31, 2000). In 2001, 22,895 shares of Pennzoil-Quaker State common stock were distributed to employees upon maturity of awards previously granted under Pennzoil-Quaker State's conditional stock award programs, and units covering 118,165 shares of Pennzoil-Quaker State's common stock granted in previous years lapsed.

     As of December 31, 2001, Pennzoil-Quaker State had 1,129,366 shares which remained available only for granting of stock options, 1,772,000 shares which remained available for granting of stock options and/or conditional stock awards and 171,270 shares which remained available only for granting of conditional stock awards.

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

                                                         2001       2000       1999
                                                       --------   --------   ---------
                                                           (EXPRESSED IN THOUSANDS
                                                          EXCEPT PER SHARE AMOUNTS)
Net loss...............................  As reported   $(33,945)  $(87,812)  $(311,717)
                                           Pro forma   $(39,337)  $(94,381)  $(323,161)
Basic and diluted loss per share.......  As reported   $  (0.43)  $  (1.12)  $   (4.00)
                                           Pro forma   $  (0.50)  $  (1.20)  $   (4.15)

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     The Black-Scholes option-pricing model was used in 2001 and 1999 and the binomial option-pricing model was used in 2000 with the following assumptions for options issued in each year:

                                                     2001       2000          1999
                                                   --------   --------   --------------
Risk-free interest rate..........................      6.5%       6.8%   4.84% to 6.36%
Dividend yield...................................     2.29%      5.47%            2.29%
Volatility factor................................    0.2880     0.3758           0.2880
Option term......................................  10 years   10 years          7 years

(10) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK --

  Financial Instruments With Off-Balance-Sheet Risk --

     The Company is a party to various financial instruments with off-balance-sheet risk as part of its normal course of business, including financial guarantees and contractual commitments to extend financial guarantees, credit and other assistance to customers, franchisees and other third parties. These financial instruments involve, to varying degrees, elements of credit risk which are not recognized in Pennzoil-Quaker State's consolidated balance sheet.

     Contractual commitments to extend credit and other assistance are in effect as long as certain conditions established in the respective contracts are met. Contractual commitments to extend financial guarantees are conditioned on the occurrence of specified events. Pennzoil-Quaker State's exposure to credit losses in the event of nonperformance by the other parties to these financial instruments is represented by the contractual or notional amounts. Decisions to extend financial guarantees and commitments and the amount of remuneration and collateral required are based on management's credit evaluation of the counterparties on a case-by-case basis. The collateral held varies but may include accounts receivable, inventory, equipment, real property, securities and personal assets. These commitments are expected to expire without being drawn upon.

     Together with Conoco, Pennzoil-Quaker State also maintains a separate agreement with Excel Paralubes to provide support to Excel Paralubes in the event of a liquidity cash flow deficit. Under this agreement, Pennzoil-Quaker State could be obligated to provide up to $30 million in support. In addition, Pennzoil-Quaker State has agreed with Conoco, in the event Excel Paralubes has not maintained adequate reserves to make payments in respect of major maintenance expenses, to pay to Excel Paralubes an amount equal to one-half of the maintenance reserve shortfall, which amount will not exceed the amount of the distributions from Excel Paralubes to the Company measured from the date of the failure to maintain reserves. Pennzoil-Quaker State provides under its existing corporate insurance program protection for its interest in Excel Paralubes. Pennzoil-Quaker State maintains both property and liability insurance with reputable and financially viable third-party insurers. The Company is subject to a retention of $5 million per occurrence for property losses and $10 million per occurrence for liability losses. The Company would be required to make capital contributions to cover the loss retentions.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Following are the amounts related to Pennzoil-Quaker State's financial guarantees and contractual commitments to extend financial guarantees, credit and other assistance as of December 31, 2001 and 2000.

                                                                 CONTRACT OR
                                                               NOTIONAL AMOUNTS
                                                                 DECEMBER 31
                                                              ------------------
                                                               2001       2000
                                                              -------   --------
                                                                (EXPRESSED IN
                                                                  THOUSANDS)
Financial guarantees -- Excel Paralubes.....................  $22,462   $ 21,264
Financial guarantees -- Jiffy Lube..........................    6,819     33,318
Financial guarantees -- surety bonds........................   14,366     12,016
Financial guarantees -- other...............................    4,661      4,699
Commitments to extend financial guarantees:
  Guarantees of letters of credit...........................   34,540     48,572
  Guarantees -- Red River...................................    6,511      7,186
                                                              -------   --------
          Total.............................................  $89,359   $127,055
                                                              =======   ========

                                                                AMOUNT OF COMMITMENT EXPIRATION
                                                                          PER PERIOD
                                              CONTRACT OR  ------------------------------------------
                                                NOMINAL    LESS THAN                           OVER
                                                AMOUNTS     1 YEAR    1-3 YEARS   4-5 YEARS   5 YEARS
                                              -----------  ---------  ---------   ---------   -------
Financial guarantees -- Excel Paralubes.....    $22,462     $   --     $   --      $   --     $22,462
Financial guarantees -- Jiffy Lube..........      6,819         --         --          --       6,819
Financial guarantees -- surety bonds........     14,366      1,482      1,942          --      10,942
Financial guarantees -- other...............      4,661        925      1,850       1,850          36
Commitments to extend financial guarantees
  Guarantees of letters of credit...........     34,540         --         --          --      34,540
  Guarantees -- Red River...................      6,511        636      1,126         950       3,799
                                                -------     ------     ------      ------     -------
          Total.............................    $89,359     $3,043     $4,918      $2,800     $78,598
                                                =======     ======     ======      ======     =======

     FINANCIAL GUARANTEES -- EXCEL PARALUBES. The Company's investment in Excel Paralubes is recorded using the equity method. Accordingly, the assets and liabilities, including debt, are not consolidated in the Company's balance sheet. Excel Paralubes debt outstanding on December 31, 2001 totalled $597.3 million. This debt is non-recourse to the Company except for a debt service reserve of $22.5 million as of December 31, 2001, which could increase to as much as $28 million over the next seven years. See Note 3 of Notes to Consolidated Financial Statements for additional information.

     FINANCIAL GUARANTEES -- JIFFY LUBE. The financial guarantees include guarantees made on behalf of Jiffy Lube franchisees primarily with respect to real estate lease payment guarantees.

     FINANCIAL GUARANTEES -- SURETY BONDS. In the normal course of business, the Company has certain performance obligations that are supported by surety bonds. The surety bonds guarantee that Pennzoil-Quaker State or its subsidiaries will carry out contract obligations that the Company has agreed to perform, or will compensate other parties to the contract for losses resulting from, Pennzoil-Quaker State's failure to perform. As of December 31, 2001, the Company maintained surety bonds in the aggregate amount of approximately $14.4 million for performance obligations that have not otherwise been recorded in the Company's balance sheet.

     GUARANTEES OF LETTERS OF CREDIT. Substantially all the financial guarantees relating to letters of credit are associated with a lube center receivable purchase and sale facility ($33.0 million at December 31, 2001) that the Company maintains through PLCAC. Pennzoil-Quaker State issues letters of credit to the financial

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES institution holding the lubricants customers' notes receivable guaranteeing 15% of the total receivables sold to the financial institution. For additional information on PLCAC, see Note 2 "-- Receivables."

  Use of Derivatives --

     In connection with the issuance of $150.0 million of two-year fixed rate notes in 2000, Pennzoil-Quaker State entered into a fixed to floating interest rate swap to maintain its mix of variable rate and fixed rate debt. The Company designated the swap as a fair value hedge and changes in the fair value are recognized currently in earnings. At December 31, 2001, $104.5 million of the swap remained outstanding and if terminated at that date, the Company would have received $3.8 million from the swap counterparty. Under SFAS No. 133, the swap is designated as a hedge of the changes in the fair value of the fixed-rate debt attributable to changes in the market interest rates. Beginning January 1, 2001, the swap was recognized at its fair value as an asset in the Company's balance sheet and was marked to fair value through earnings. The interest-related changes in the debt's fair value are also recognized in earnings.

     In January 2002, the Company entered into interest rate swaps relating to the $100.0 million of its 6.625% Notes due 2005 to adjust the mix of variable rate and fixed rate debt. The swaps were designated as fair value hedges and changes in the fair value will be recognized in earnings.

     During the year ended December 31, 2001, the Company's Canadian and French subsidiaries entered into Canadian dollar and French franc foreign currency forward contracts to reduce the cash flow variability of U.S. dollar purchases of inventory. The Company designated these forward contracts as cash flow hedges. Under SFAS No. 133, gains and losses on the forward contracts are recorded in other comprehensive income and then reclassified to earnings as the inventory is sold. As of December 31, 2001, the Company had unrealized gains of $0.1 million associated with outstanding forward currency contracts. As of December 31, 2001, the Company had $6.3 million of foreign currency forward contracts utilized to minimize foreign currency fluctuations.

  Concentrations of Credit Risk --

     Pennzoil-Quaker State extends credit to various companies in the lubricant, consumer products and fast oil change operations industries in the normal course of business. Within these industries, certain concentrations of credit risk exist. These concentrations of credit risk may be similarly affected by changes in economic or other conditions and may, accordingly, impact Pennzoil-Quaker State's overall credit risk. However, management believes that Pennzoil-Quaker State's receivables are well diversified, thereby reducing potential credit risk to Pennzoil-Quaker State, and that allowances for doubtful accounts are adequate to absorb estimated losses as of December 31, 2001. Pennzoil-Quaker State's policies concerning collateral requirements and the types of collateral obtained for on-balance-sheet financial instruments are the same as those described above under "Financial Instruments With Off-Balance-Sheet Risk."

     As of December 31, 2001, receivables related to group concentration in the lubricants, consumer products, international and Jiffy Lube segments were $94.4 million, $108.8 million, $86.5 million and $30.8 million, respectively, compared with $128.9 million, $97.2 million, $91.4 million and $34.2 million, respectively, at December 31, 2000. The Company's net accounts receivable sold under its receivables sales facility totaled $110.0 million as of December 31, 2001 and $149.1 million as of December 31, 2000. See Note 2 for further information.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS --

  Balance Sheet Financial Instruments --

     The carrying amounts of Pennzoil-Quaker State's short-term financial instruments, including cash equivalents, other investments, trade accounts receivable, trade accounts payable and notes payable, approximate their fair values based on the short maturities of those instruments.

     The following table summarizes the carrying amounts and estimated fair values of Pennzoil-Quaker State's other balance sheet financial instruments.

                                                  DECEMBER 31, 2001         DECEMBER 31, 2000
                                               -----------------------   -----------------------
                                                CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                 AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                               ----------   ----------   ----------   ----------
                                                           (EXPRESSED IN THOUSANDS)
Notes receivable.............................  $   69,803   $   61,322   $   51,512   $   46,274
Debt.........................................   1,136,287    1,037,608    1,208,211    1,059,420

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

          Debt. The estimated fair value of long-term debt is based on quoted market prices or, where such prices are not available, on estimated year-end interest rates of debt with the same remaining average maturities and credit quality. The Company carries $108.3 million in 9.40% Notes at fair value.

  Off-Balance-Sheet Financial Instruments --

     The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees was $8.9 million as of December 31, 2001 and $16.1 million as of December 31, 2000. The estimated fair value of certain financial guarantees written and commitments to extend financial guarantees is based on the current cost to Pennzoil-Quaker State to obtain third party letters of credit and surety bonds or, in the case of certain lease guarantees related to Jiffy Lube franchisees, the present value of expected future cash flows using a discount rate commensurate with the risks involved.

(12) LEASES --

  As Lessee --

     The Company leases various assets and office space with lease periods of one to 20 years. Additionally, the Company leases sites and equipment which are subleased to franchisees or used in the operation of fast oil change service centers operated by the Company. The typical lease period for the service centers is 20 years with escalation clauses generally increasing the lease payments by 9% every third year, with some leases containing renewal options generally for periods of five years. These leases, excluding leases for land that are classified as operating leases, are accounted for as capital leases and are capitalized using interest rates appropriate at the inception of each lease.

     Certain operating and capital lease payments are contingent upon such factors as the consumer price index or the prime interest rate with any future changes reflected in income as accruable. The effects of these changes are not considered material.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Total operating lease rental expenses for Pennzoil-Quaker State were $84.5 million for 2001, $81.2 million for 2000 and $79.8 million for 1999. Interest expense related to Pennzoil-Quaker State's capital lease obligations was $7.2 million for 2001, $7.8 million for 2000 and $9.0 million for 1999.

     Future minimum commitments under noncancellable leasing arrangements as of December 31, 2001 are as follows:

                                                                   AMOUNTS PAYABLE
                                                                      AS LESSEE
                                                              -------------------------
                                                               CAPITAL       OPERATING
                                                               LEASES         LEASES
                                                              ---------     -----------
                                                              (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
2002........................................................   $12,846        $ 78,682
2003........................................................    12,853          70,494
2004........................................................    12,574          66,825
2005........................................................    11,859          61,525
2006........................................................    10,763          56,240
Thereafter..................................................    30,815         273,716
                                                               -------        --------
Net minimum future lease payments...........................   $91,710        $607,482
                                                                              ========
Less interest...............................................    30,081
                                                               -------
Present value of net minimum lease payments at December 31,
  2001......................................................   $61,629
                                                               =======

     Assets recorded under capital lease obligations of $31.5 million (net of accumulated depreciation of $34.3 million) at December 31, 2001, are classified as property, plant and equipment in the accompanying consolidated balance sheet. Assets recorded under capital lease obligations of $9.3 million (net of accumulated depreciation of $4.7 million) at December 31, 2001, are classified as other assets in the accompanying consolidated balance sheet. Assets recorded under capital lease obligations of $34.2 million (net of accumulated depreciation of $38.7 million) at December 31, 2000, are classified as property, plant and equipment in the accompanying consolidated balance sheet. Assets recorded under capital lease obligations of $10.8 million (net of accumulated depreciation of $4.0 million) at December 31, 2000, are classified as other assets in the accompanying consolidated balance sheet.

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

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     Future minimum lease payment receivables under noncancellable leasing arrangements as of December 31, 2001 are as follows:

                                                                 AMOUNTS RECEIVABLE
                                                                      AS LESSOR
                                                              -------------------------
                                                                DIRECT
                                                              FINANCING      OPERATING
                                                                LEASES         LEASES
                                                              ----------     ----------
                                                              (EXPRESSED IN THOUSANDS)
YEAR ENDING DECEMBER 31:
2002........................................................   $ 4,805        $ 35,984
2003........................................................     4,763          33,616
2004........................................................     4,789          29,554
2005........................................................     4,578          26,092
2006........................................................     4,307          22,545
Thereafter..................................................    15,688          93,538
                                                               -------        --------
Net minimum future lease payments...........................   $38,930        $241,329
                                                                              ========
Less unearned income........................................    14,528
                                                               -------
Net investment in direct financing leases at December 31,
  2001......................................................   $24,402
                                                               =======

The carrying value of owned property leased under operating leases or held for lease was $93.2 million (net of accumulated depreciation of $26.9 million) at December 31, 2001 and $74.0 million (net of accumulated depreciation of $24.8 million) at December 31, 2000.

(13) SEGMENT FINANCIAL INFORMATION --

     Information with respect to revenues, operating income and other data by operating segment is presented in Item 1. Business and Item 2. Properties of this Annual Report on Form 10-K. The tabular presentation below sets forth certain financial information regarding Pennzoil-Quaker State's net sales by classes of similar products and services and net sales and long-lived assets by geographic area for the years ended December 31, 2001, 2000, and 1999.

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                 (EXPRESSED IN THOUSANDS)
          NET SALES BY CLASSES OF SIMILAR PRODUCTS OR
            SERVICES:
Lubricants...............................................  $1,325,171   $1,473,454   $1,398,243
Consumer Products........................................     395,967      383,317      300,443
Jiffy Lube...............................................     340,823      331,899      423,413
Base Oils................................................     300,569      277,492      164,334
All Other Products.......................................     146,849      158,256      204,492
Intersegment Sales(1)....................................    (233,225)    (243,198)    (180,869)
                                                           ----------   ----------   ----------
          Total..........................................  $2,276,154   $2,381,220   $2,310,056
                                                           ==========   ==========   ==========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                 (EXPRESSED IN THOUSANDS)
          GEOGRAPHIC AREAS:
Net Sales
  Domestic(2)............................................  $2,057,400   $2,165,415   $2,123,759
  Foreign(2).............................................     218,754      215,805      186,297
Long-lived Assets
  Domestic...............................................  $1,688,785   $1,836,945   $1,819,793
  Foreign................................................     108,253       88,177       72,397

---------------

(1) Intersegment sales are priced at market. Intersegment sales are primarily from the supply chain investments segment to the lubricants segment, from the lubricants segment to the Jiffy Lube segment and from the consumer products segment to the international and lubricants segments.

(2) Export sales to foreign customers originating from domestic offices are shown in this table as domestic sales.

(14) DISCONTINUED OPERATIONS

     In January 2002, the Company entered into an agreement to pay $20.3 million to terminate a contract that required the Company to continue to supply certain operations that had been discontinued and sold. This charge, which represented an increase in the cost originally estimated to terminate this arrangement, was recorded as a 2001 adjustment to the estimated loss on the disposition of discontinued operations. The Company also increased its estimate of other accruals related to discontinued operations by $10.2 million ($16.8 million pretax) in 2001 and recorded the adjustment as additional estimated loss on disposition.

     In 2001 and 2000, the Company sold the wax processing facilities and related assets at the Rouseville refinery and its interest in the Bareco wax marketing partnership, its share of Penreco, a specialty industrial products partnership with Conoco and its Shreveport refinery, thus completing the Company's exit from the refining business. Accordingly, the net assets and results of operations of the Company's refining assets and specialty industrial products businesses have been combined and reported as discontinued operations in the accompanying financial statements. During 2000, as a result of the Shreveport refinery disposition, the Company recorded a pretax charge of $131.3 million related to (a) $9.3 million in fixed asset impairments, (b) $34.6 million in environmental costs, (c) $59.1 million for working capital writedowns, (d) $26.7 million in contract buyouts, and (e) $1.6 million in other disposal costs.

     Included in discontinued operations for 1999 is a pretax charge of $445.9 million under SFAS No. 121 to reflect the write-down of its Rouseville and Shreveport refineries. In connection with the above action, the Company also accrued (a) $7.3 million in severance costs (b) $12.0 million in environmental costs for cleanup and removal of tanks and equipment and (c) $14.8 million in other disposal costs.

     Certain components of income (loss) from discontinued operations were as follows:

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                                 2000         1999
                                                              ----------   -----------
                                                              (EXPRESSED IN THOUSANDS)
Operating revenues..........................................   $787,242     $ 660,751
Loss from operations before income taxes....................    (85,397)     (496,627)
Income tax benefit..........................................    (33,732)     (196,168)
Loss from operations, net of taxes..........................    (51,665)     (300,459)

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

     The estimated loss on the disposition of the refinery and specialty industrial products businesses is summarized below (expressed in thousands):

                                                                2001       2000
                                                              --------   --------
Environmental costs.........................................  $     --   $ 34,600
Contract buyouts............................................    20,350     26,661
Severance costs.............................................     3,280      6,800
Other.......................................................    13,506     (1,233)
                                                              --------   --------
Loss on disposition of discontinued operations..............    37,136     66,828
Income tax benefit..........................................   (14,669)   (26,397)
                                                              --------   --------
Total estimated loss on disposal............................  $ 22,467   $ 40,431
                                                              ========   ========

(15) MAJOR CUSTOMER

     The Company had one major customer that accounted for approximately 18% of total revenue during 2001. Major customers were considered to be those who account for more than 10% of total revenue. The revenue from the major customer is reported in the lubricants and consumer products segment.

(16) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     In November 2001, Pennzoil-Quaker State issued $250 million of Senior Notes due in 2008. See Note 5 for further discussion of the notes and related guarantee. Certain of the Company's direct and indirect wholly-owned subsidiaries (the "Guarantors") fully and unconditionally guarantee the notes and the related credit facility of Pennzoil-Quaker State and all guarantees are joint and several.

     The following are condensed consolidating financial statements which present, in separate columns: Pennzoil-Quaker State Company carrying its investment in subsidiaries under the equity method (the "Parent"); the subsidiary Guarantors on a combined, or where appropriate, consolidated basis, carrying its investment in the subsidiary non-guarantors under the equity method; and the remaining subsidiaries (the "Non-Guarantors") on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                  PARENT ONLY                                                 CONSOLIDATED
                                   PENNZOIL-                                                   PENNZOIL-
                                  QUAKER STATE                                                QUAKER STATE
                                    COMPANY      GUARANTORS   NON-GUARANTORS   ELIMINATIONS     COMPANY
                                  ------------   ----------   --------------   ------------   ------------
                                                          (EXPRESSED IN THOUSANDS)
REVENUES
  Net sales.....................   $1,446,996     $639,675       $248,461       $ (58,978)     $2,276,154
  Other income, net.............       (7,263)       5,554         43,935          (3,656)         38,570
  Equity in earnings (losses) of
     unconsolidated
     subsidiaries...............       17,233      (25,000)            --           7,767              --
                                   ----------     --------       --------       ---------      ----------
                                    1,456,966      620,229        292,396         (54,867)      2,314,724
COSTS AND EXPENSES
  Cost of sales.................    1,037,785      439,987        187,535         (58,978)      1,606,329
  Selling, general and
     administrative.............      298,829      143,290         50,758          (3,656)        489,221
  Depreciation and
     amortization...............       54,202       38,558         17,583              --         110,343
  Taxes, other than income......        9,789        6,010          2,989              --          18,788
  Interest charges..............       75,979        7,509          8,591              --          92,079
                                   ----------     --------       --------       ---------      ----------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME
  TAX...........................      (19,618)     (15,125)        24,940           7,767          (2,036)
Income tax provision
  (benefit).....................       (9,077)       3,005         14,577              --           8,505
                                   ----------     --------       --------       ---------      ----------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS....................      (10,541)     (18,130)        10,363           7,767         (10,541)
DISCONTINUED OPERATIONS
  Estimated loss on disposal,
     net of taxes...............           --           --        (22,467)             --         (22,467)
                                   ----------     --------       --------       ---------      ----------
INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM............      (10,541)     (18,130)       (12,104)          7,767         (33,008)
  Extraordinary item............         (937)          --             --              --            (937)
                                   ----------     --------       --------       ---------      ----------
NET INCOME (LOSS)...............   $  (11,478)    $(18,130)      $(12,104)      $   7,767      $  (33,945)
                                   ==========     ========       ========       =========      ==========
NET INCOME (LOSS)...............   $  (11,478)    $(18,130)      $(12,104)      $   7,767      $  (33,945)
Other comprehensive income
  (loss), net of tax:
  Foreign currency translation
     adjustment.................           --        1,095            571              --           1,666
  Unrealized loss on investment
     in securities..............           --           --            (27)             --             (27)
  Excess pension liability......         (643)          --             --              --            (643)
                                   ----------     --------       --------       ---------      ----------
  Total other comprehensive
     income (loss)..............         (643)       1,095            544              --             996
                                   ----------     --------       --------       ---------      ----------
COMPREHENSIVE INCOME (LOSS).....   $  (12,121)    $(17,035)      $(11,560)      $   7,767      $  (32,949)
                                   ==========     ========       ========       =========      ==========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                  PARENT ONLY                                                 CONSOLIDATED
                                   PENNZOIL-                                                   PENNZOIL-
                                  QUAKER STATE                                                QUAKER STATE
                                    COMPANY      GUARANTORS   NON-GUARANTORS   ELIMINATIONS     COMPANY
                                  ------------   ----------   --------------   ------------   ------------
                                                          (EXPRESSED IN THOUSANDS)
REVENUES
  Net sales.....................   $1,557,477     $626,512       $423,175       $(225,944)     $2,381,220
  Other income, net.............       (1,284)      11,903         31,252           4,280          46,151
  Equity in earnings (losses) of
     unconsolidated
     subsidiaries...............      101,001      (11,590)            --         (89,411)             --
                                   ----------     --------       --------       ---------      ----------
                                    1,657,194      626,825        454,427        (311,075)      2,427,371
COSTS AND EXPENSES
  Cost of sales.................    1,095,074      400,258        349,113        (225,944)      1,618,501
  Selling, general and
     administrative.............      373,297      103,350         57,666           4,280         538,593
  Depreciation and
     amortization...............       48,734       36,862         10,474              --          96,070
  Acquisition-related
     expenses...................       25,719        8,681             --              --          34,400
  Charges related to asset
     disposals..................        9,952           --             --              --           9,952
  Taxes, other than income......        6,803        5,195          2,083                          14,081
  Interest charges..............       77,291        8,221          9,383                          94,895
                                   ----------     --------       --------       ---------      ----------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS
  BEFORE INCOME TAX.............       20,324       64,258         25,708         (89,411)         20,879
Income tax provision............       16,040            3            552              --          16,595
                                   ----------     --------       --------       ---------      ----------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS....................        4,284       64,255         25,156         (89,411)          4,284
DISCONTINUED OPERATIONS
  Loss from operations, net of
     taxes......................           --           --        (51,665)             --         (51,665)
  Estimated loss on disposal,
     net of taxes...............           --           --        (40,431)             --         (40,431)
                                   ----------     --------       --------       ---------      ----------
NET INCOME (LOSS)...............   $    4,284     $ 64,255       $(66,940)      $ (89,411)     $  (87,812)
                                   ==========     ========       ========       =========      ==========
NET INCOME (LOSS)...............   $    4,284     $ 64,255       $(66,940)      $ (89,411)     $  (87,812)
Other comprehensive income
  (loss), net of tax:
  Foreign currency translation
     adjustment.................           --         (937)           967              --              30
  Unrealized loss on investment
     in securities..............           --           --           (185)             --            (185)
  Excess pension liability......         (451)          --             --              --            (451)
                                   ----------     --------       --------       ---------      ----------
  Total other comprehensive
     income (loss)..............         (451)        (937)           782              --            (606)
                                   ----------     --------       --------       ---------      ----------
COMPREHENSIVE INCOME (LOSS).....   $    3,833     $ 63,318       $(66,158)      $ (89,411)     $  (88,418)
                                   ==========     ========       ========       =========      ==========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                            PARENT ONLY                                                 CONSOLIDATED
                                             PENNZOIL-                                                   PENNZOIL-
                                            QUAKER STATE                                                QUAKER STATE
                                              COMPANY      GUARANTORS   NON-GUARANTORS   ELIMINATIONS     COMPANY
                                            ------------   ----------   --------------   ------------   ------------
                                                                    (EXPRESSED IN THOUSANDS)
REVENUES
  Net sales...............................   $1,482,409     $663,073      $ 358,557       $(193,983)     $2,310,056
  Other income, net.......................       (7,074)       5,303         27,693          (8,693)         17,229
  Equity in earnings (losses) of
     unconsolidated subsidiaries..........       56,587        2,926             --         (59,513)             --
                                             ----------     --------      ---------       ---------      ----------
                                              1,531,922      671,302        386,250        (262,189)      2,327,285
COSTS AND EXPENSES
  Cost of sales...........................    1,017,239      448,158        272,618        (193,983)      1,544,032
  Selling, general and administrative.....      339,720      113,123         59,637          (8,693)        503,787
  Depreciation and amortization...........       45,951       42,917         11,594              --         100,462
  Acquisition-related expenses............       41,435       33,642             --              --          75,077
  Charges related to asset disposals......       13,910           --             --              --          13,910
  Taxes, other than income................        5,234        5,705          1,958              --          12,897
  Interest charges........................       94,060        8,709        (22,181)                         80,588
                                             ----------     --------      ---------       ---------      ----------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAX.......................      (25,627)      19,048         62,624         (59,513)         (3,468)
Income tax provision (benefit)............      (14,369)       7,027         15,132              --           7,790
                                             ----------     --------      ---------       ---------      ----------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS...................      (11,258)      12,021         47,492         (59,513)        (11,258)
DISCONTINUED OPERATIONS
  Loss from operations, net of taxes......           --           --       (300,459)             --        (300,459)
                                             ----------     --------      ---------       ---------      ----------
NET INCOME (LOSS).........................   $  (11,258)    $ 12,021      $(252,967)      $ (59,513)     $ (311,717)
                                             ==========     ========      =========       =========      ==========
NET INCOME (LOSS).........................   $  (11,258)    $ 12,021      $(252,967)      $ (59,513)     $ (311,717)
Other comprehensive income (loss), net of
  tax:
  Foreign currency translation
     adjustment...........................        7,804         (303)          (329)             --           7,172
  Unrealized loss on investment in
     securities...........................           --           --         (1,420)             --          (1,420)
  Excess pension liability................         (362)          --             --              --            (362)
                                             ----------     --------      ---------       ---------      ----------
  Total other comprehensive income
     (loss)...............................        7,442         (303)        (1,749)             --           5,390
                                             ----------     --------      ---------       ---------      ----------
COMPREHENSIVE INCOME (LOSS)...............   $   (3,816)    $ 11,718      $(254,716)      $ (59,513)     $ (306,327)
                                             ==========     ========      =========       =========      ==========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2001

                                        PARENT ONLY                                                 CONSOLIDATED
                                         PENNZOIL-                                                   PENNZOIL-
                                           QUAKER                                                      QUAKER
                                           STATE                         NON-                          STATE
                                          COMPANY      GUARANTORS     GUARANTORS     ELIMINATIONS     COMPANY
                                        ------------   ----------   --------------   ------------   ------------
                                                                (EXPRESSED IN THOUSANDS)
                                                     ASSETS
Current assets
  Cash and cash equivalents...........   $   77,481    $   (3,837)    $  12,768      $        --     $   86,412
  Receivables.........................        8,400        90,835       170,280               --        269,515
  Accounts receivable affiliated......    2,880,055       691,811        36,233       (3,608,099)            --
  Inventories.........................      100,334        74,055        25,252               --        199,641
  Other current assets................       12,987        14,143         4,162           35,486         66,778
                                         ----------    ----------     ---------      -----------     ----------
Total current assets..................    3,079,257       867,007       248,695       (3,572,613)       622,346
                                         ----------    ----------     ---------      -----------     ----------
Property, plant and equipment, net....      183,156       226,774        29,051               --        438,981
Investment in consolidated
  subsidiaries........................      991,079        42,113       161,874       (1,195,066)            --
Investment in unconsolidated
  subsidiaries........................        2,578            --         3,071               --          5,649
Deferred income taxes.................           --            --            --          266,805        266,805
Goodwill and other intangibles........      632,229       439,048        46,762               --      1,118,039
Other assets..........................      201,579        43,018          (100)              --        244,497
                                         ----------    ----------     ---------      -----------     ----------
TOTAL ASSETS..........................   $5,089,878    $1,617,960     $ 489,353      $(4,500,874)    $2,696,317
                                         ==========    ==========     =========      ===========     ==========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities
  Current maturities of long-term
     debt.............................   $  108,505    $      516     $  24,712      $        --     $  133,733
  Accounts payable....................      108,129        44,973        12,923           (2,488)       163,537
  Accounts payable affiliated.........    3,116,229       884,656      (419,611)      (3,581,274)            --
  Payroll accrued.....................        7,849         5,669           540               --         14,058
  Other current liabilities...........       65,511        57,760        18,665               --        141,936
                                         ----------    ----------     ---------      -----------     ----------
Total current liabilities.............    3,406,223       993,574      (362,771)      (3,583,762)       453,264
Total long-term debt, less current
  maturities..........................      996,604         5,757           193               --      1,002,554
Long-term debt affiliated.............        8,000       (23,423)       15,423               --             --
Deferred income taxes.................     (338,093)        8,771        27,031          302,291             --
Capital lease obligations.............           --        53,779         1,550               --         55,329
Investment in unconsolidated
  subsidiaries........................           --            --        83,005               --         83,005
Other liabilities.....................      242,259        14,271        81,084               --        337,614
                                         ----------    ----------     ---------      -----------     ----------
TOTAL LIABILITIES.....................    4,314,993     1,052,729      (154,485)      (3,281,471)     1,931,766
                                         ----------    ----------     ---------      -----------     ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY..................      774,885       565,231       643,838       (1,219,403)       764,551
                                         ----------    ----------     ---------      -----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY..............................   $5,089,878    $1,617,960     $ 489,353      $(4,500,874)    $2,696,317
                                         ==========    ==========     =========      ===========     ==========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2000

                                    PARENT ONLY                                                 CONSOLIDATED
                                     PENNZOIL-                                                   PENNZOIL-
                                    QUAKER STATE                                                QUAKER STATE
                                      COMPANY      GUARANTORS   NON-GUARANTORS   ELIMINATIONS     COMPANY
                                    ------------   ----------   --------------   ------------   ------------
                                                            (EXPRESSED IN THOUSANDS)
                                                   ASSETS

Current assets
  Cash and cash equivalents.......   $   18,777    $    1,745      $ 17,741      $        --     $   38,263
  Receivables.....................       61,413       107,395       146,902               --        315,710
  Accounts receivable
     affiliated...................    2,912,913       468,182        11,906       (3,393,001)            --
  Inventories.....................       93,713        57,289        35,997               --        186,999
  Other current assets............        6,551        11,411         5,490           29,323         52,775
                                     ----------    ----------      --------      -----------     ----------
Total current assets..............    3,093,367       646,022       218,036       (3,363,678)       593,747
                                     ----------    ----------      --------      -----------     ----------
Property, plant and equipment,
  net.............................      194,162       249,657        32,315               --        476,134
Investment in consolidated
  subsidiaries....................      687,782        37,133         7,488         (732,403)            --
Investment in unconsolidated
  subsidiaries....................        2,097            --         2,992               --          5,089
Deferred income taxes.............           --            --            --          282,198        282,198
Goodwill and other intangibles....      631,857       449,845        57,711               --      1,139,413
Other assets......................      169,328        45,480        (7,581)              --        207,227
Net assets of discontinued
  operations......................           --            --        97,259               --         97,259
                                     ----------    ----------      --------      -----------     ----------
TOTAL ASSETS......................   $4,778,593    $1,428,137      $408,220      $(3,813,883)    $2,801,067
                                     ==========    ==========      ========      ===========     ==========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term
     debt.........................   $      150    $      268      $ 13,368      $        --     $   13,786
  Accounts payable................       85,193        70,939         7,681            2,243        166,056
  Accounts payable affiliated.....    2,706,759       669,273       (25,564)      (3,350,468)            --
  Payroll accrued.................        8,143         5,837         3,235               --         17,215
  Other current liabilities.......       44,811        54,566        22,138               --        121,515
                                     ----------    ----------      --------      -----------     ----------
Total current liabilities.........    2,845,056       800,883        20,858       (3,348,225)       318,572
Total long-term debt, less current
  maturities......................    1,150,582         4,281        39,563               --      1,194,426
Long-term debt affiliated.........        8,000       (14,455)        6,455               --             --
Deferred income taxes.............     (297,469)      (24,254)       10,202          311,521             --
Capital lease obligations.........           --        60,101         1,760               --         61,861
Investment in unconsolidated
  subsidiaries....................           --            --        71,582               --         71,582
Other liabilities.................      239,370        14,905        79,372               --        333,647
                                     ----------    ----------      --------      -----------     ----------
TOTAL LIABILITIES.................    3,945,539       841,461       229,792       (3,036,704)     1,980,088
                                     ----------    ----------      --------      -----------     ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY..............      833,054       586,676       178,428         (777,179)       820,979
                                     ----------    ----------      --------      -----------     ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY............   $4,778,593    $1,428,137      $408,220      $(3,813,883)    $2,801,067
                                     ==========    ==========      ========      ===========     ==========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                      PARENT ONLY                                                 CONSOLIDATED
                                       PENNZOIL-                                                   PENNZOIL-
                                      QUAKER STATE                                                QUAKER STATE
                                        COMPANY      GUARANTORS   NON-GUARANTORS   ELIMINATIONS     COMPANY
                                      ------------   ----------   --------------   ------------   ------------
                                                              (EXPRESSED IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by (used in)
     operating activities...........    $154,490      $ (2,664)      $(62,503)        $  --        $  89,323
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..............     (31,452)      (13,018)        (7,396)           --          (51,866)
  Acquisitions, net of cash
     acquired.......................          --            --           (800)           --             (800)
  Proceeds from sales of assets.....       6,373         9,748          1,249            --           17,370
  Other investing activities........       9,579         4,117         (3,443)           --           10,253
                                        --------      --------       --------         -----        ---------
     Net cash provided by (used in)
       investing activities.........     (15,500)          847        (10,390)           --          (25,043)
                                        --------      --------       --------         -----        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from (repayments of)
     debt...........................     (46,684)       (3,765)       (28,314)           --          (78,763)
  Dividends paid....................     (33,602)           --             --            --          (33,602)
                                        --------      --------       --------         -----        ---------
     Net cash used in financing
       activities...................     (80,286)       (3,765)       (28,314)           --         (112,365)
                                        --------      --------       --------         -----        ---------
CASH PROVIDED BY DISCONTINUED
  OPERATIONS........................          --            --         96,234            --           96,234
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS..................      58,704        (5,582)        (4,973)           --           48,149
CASH AND CASH EQUIVALENTS, beginning
  of period.........................      18,777         1,745         17,741            --           38,263
                                        --------      --------       --------         -----        ---------
CASH AND CASH EQUIVALENTS, end of
  period............................    $ 77,481      $ (3,837)      $ 12,768         $  --        $  86,412
                                        ========      ========       ========         =====        =========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                      PARENT ONLY                                                 CONSOLIDATED
                                       PENNZOIL-                                                   PENNZOIL-
                                      QUAKER STATE                                                QUAKER STATE
                                        COMPANY      GUARANTORS   NON-GUARANTORS   ELIMINATIONS     COMPANY
                                      ------------   ----------   --------------   ------------   ------------
                                                              (EXPRESSED IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by (used in)
     operating activities...........    $(65,573)     $ 80,872       $ 93,029        $     --       $108,328
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..............     (43,719)      (26,771)        (8,001)             --        (78,491)
  Acquisitions, net of cash
     acquired.......................          --       (59,664)       (17,237)             --        (76,901)
  Proceeds from sales of assets.....      35,780         9,472          4,172              --         49,424
  Other investing activities........       3,360         2,580          4,228              --         10,168
                                        --------      --------       --------        --------       --------
     Net cash used in investing
       activities...................      (4,579)      (74,383)       (16,838)             --        (95,800)
                                        --------      --------       --------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from (repayments of)
     debt...........................     143,980        (6,190)        22,462              --        160,252
  Dividends paid....................     (58,813)           --             --              --        (58,813)
                                        --------      --------       --------        --------       --------
     Net cash provided by (used in)
       financing activities.........      85,167        (6,190)        22,462              --        101,439
                                        --------      --------       --------        --------       --------
CASH USED IN DISCONTINUED
  OPERATIONS........................          --            --        (95,859)             --        (95,859)
NET INCREASE IN CASH AND CASH
  EQUIVALENTS.......................      15,015           299          2,794              --         18,108
CASH AND CASH EQUIVALENTS, beginning
  of period.........................       3,762         1,446         14,947              --         20,155
                                        --------      --------       --------        --------       --------
CASH AND CASH EQUIVALENTS, end of
  period............................    $ 18,777      $  1,745       $ 17,741        $     --       $ 38,263
                                        ========      ========       ========        ========       ========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                              PARENT ONLY                                                 CONSOLIDATED
                                               PENNZOIL-                                                   PENNZOIL-
                                              QUAKER STATE                                                QUAKER STATE
                                                COMPANY      GUARANTORS   NON-GUARANTORS   ELIMINATIONS     COMPANY
                                              ------------   ----------   --------------   ------------   ------------
                                                                      (EXPRESSED IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by (used in) operating
    activities..............................    $ 70,976      $(32,725)      $(12,212)       $     --       $ 26,039
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................     (38,975)      (22,898)        (8,731)             --        (70,604)
  Proceeds from sales of assets.............      29,381        67,089          9,271              --        105,741
  Other investing activities................         713        (3,758)        (6,833)             --         (9,878)
                                                --------      --------       --------        --------       --------
    Net cash provided by (used in) investing
       activities...........................      (8,881)       40,433         (6,293)             --         25,259
                                                --------      --------       --------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from (repayments of) debt....      (2,839)       (5,167)         2,717              --         (5,289)
  Payment of intercompany indebtedness to
    former parent...........................      (7,324)           --             --              --         (7,324)
  Dividends paid............................     (58,375)           --             --              --        (58,375)
                                                --------      --------       --------        --------       --------
    Net cash provided by (used in) financing
       activities...........................     (68,538)       (5,167)         2,717              --        (70,988)
                                                --------      --------       --------        --------       --------
CASH PROVIDED BY DISCONTINUED OPERATIONS....          --            --         24,946              --         24,946
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................      (6,443)        2,541          9,158              --          5,256
CASH AND CASH EQUIVALENTS, beginning of
  period....................................      10,205        (1,095)         5,789              --         14,899
                                                --------      --------       --------        --------       --------
CASH AND CASH EQUIVALENTS, end of period....    $  3,762      $  1,446       $ 14,947        $     --       $ 20,155
                                                ========      ========       ========        ========       ========

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES

                SUPPLEMENTAL FINANCIAL INFORMATION -- UNAUDITED

QUARTERLY RESULTS RESTATED --

                                                                                      INCOME
                                                                                    (LOSS)FROM
                                                     OPERATING     INCOME (LOSS)   DISCONTINUED
                                                    INCOME FROM        FROM         OPERATIONS,                       NET
                                                    CONTINUING      CONTINUING        NET OF       EXTRAORDINARY    INCOME
                                       REVENUES    OPERATIONS(1)    OPERATIONS      INCOME TAX         ITEMS        (LOSS)
                                      ----------   -------------   -------------   -------------   -------------   ---------
                                                        (EXPRESSED IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2001
First Quarter.......................  $  568,190     $ 54,213        $  8,290        $     --          $  --       $   8,290
Second Quarter......................     603,344       28,316          (2,883)         (2,465)            --          (5,348)
Third Quarter.......................     595,822       63,765           4,063          (3,782)            --             281
Fourth Quarter......................     547,368        6,012         (20,011)        (16,220)          (937)        (37,168)
                                      ----------     --------        --------        --------          -----       ---------
                                      $2,314,724     $152,306        $(10,541)       $(22,467)         $(937)      $ (33,945)
                                      ==========     ========        ========        ========          =====       =========
2000
First Quarter.......................  $  584,982     $ 58,375        $ (1,531)       $ (6,634)         $  --       $  (8,165)
Second Quarter......................     639,845       79,565          19,063          (2,637)            --          16,426
Third Quarter.......................     616,973       69,241           7,005          (1,457)            --           5,548
Fourth Quarter......................     585,571       16,923         (20,253)        (81,368)            --        (101,621)
                                      ----------     --------        --------        --------          -----       ---------
                                      $2,427,371     $224,104        $  4,284        $(92,096)         $  --       $ (87,812)
                                      ==========     ========        ========        ========          =====       =========

                                                                         BASIC EARNINGS (LOSS) PER SHARE(2)
                                                               ------------------------------------------------------
                                                               CONTINUING   DISCONTINUED   EXTRAORDINARY   NET INCOME
                                                               OPERATIONS    OPERATIONS        ITEMS         (LOSS)
                                                               ----------   ------------   -------------   ----------
2001
First Quarter...............................................     $ 0.11        $   --         $   --         $ 0.11
Second Quarter..............................................      (0.04)        (0.03)            --          (0.07)
Third Quarter...............................................       0.05         (0.05)            --             --
Fourth Quarter..............................................      (0.25)        (0.21)         (0.01)         (0.47)
                                                                 ------        ------         ------         ------
                                                                 $(0.13)       $(0.29)        $(0.01)        $(0.43)
                                                                 ======        ======         ======         ======
2000
First Quarter...............................................     $(0.02)       $(0.08)        $   --         $(0.10)
Second Quarter..............................................       0.24         (0.03)            --           0.21
Third Quarter...............................................       0.09         (0.02)            --           0.07
Fourth Quarter..............................................      (0.26)        (1.03)            --          (1.29)
                                                                 ------        ------         ------         ------
                                                                 $ 0.05        $(1.17)        $   --         $(1.12)
                                                                 ======        ======         ======         ======

                                                                        DILUTED EARNINGS (LOSS) PER SHARE(2)
                                                               ------------------------------------------------------
                                                               CONTINUING   DISCONTINUED   EXTRAORDINARY   NET INCOME
                                                               OPERATIONS    OPERATIONS        ITEMS         (LOSS)
                                                               ----------   ------------   -------------   ----------
2001
First Quarter...............................................     $ 0.10        $   --         $   --         $ 0.10
Second Quarter..............................................      (0.04)        (0.03)            --          (0.07)
Third Quarter...............................................       0.05         (0.05)            --             --
Fourth Quarter..............................................      (0.25)        (0.21)         (0.01)         (0.47)
                                                                 ------        ------         ------         ------
                                                                 $(0.13)       $(0.29)        $(0.01)        $(0.43)
                                                                 ======        ======         ======         ======
2000
First Quarter...............................................     $(0.02)       $(0.08)        $   --         $(0.10)
Second Quarter..............................................       0.24         (0.03)            --           0.21
Third Quarter...............................................       0.09         (0.02)            --           0.07
Fourth Quarter..............................................      (0.26)        (1.03)            --          (1.29)
                                                                 ------        ------         ------         ------
                                                                 $ 0.05        $(1.17)        $   --         $(1.12)
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

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           *3.1(a)       -- Restated Certificate of Incorporation of the Company
                            (filed as exhibit 4.2 to the Current Report on Form 8-K
                            of the Company filed on December 29, 1998 (File No.
                            001-14501) and incorporated herein by reference).
           *3.1(b)       -- Certificate of Designations of Series A Junior
                            Participating Preferred Stock of the Company (filed as
                            exhibit 3.1(b) to the Annual Report on Form 10-K of the
                            Company for the fiscal year ended December 31, 1999 (File
                            No. 001-14501) and incorporated herein by reference).
           *3.2          -- By-Laws of the Company (filed as exhibit 3.2 to the
                            Annual Report on Form 10-K of the Company for the fiscal
                            year ended December 31, 2000 (File No. 001-14501) and
                            incorporated herein by reference).
           *3.3          -- Form of Common Stock Certificate of the Company (filed as exhibit 3.5 to the Registration Statement on Form S-4 of
                            the Company (Registration No. 333-61541) and incorporated
                            herein by reference).
           *3.4          -- Rights Agreement dated as of December 18, 1998 between
                            the Company and The Chase Manhattan Bank (filed as
                            exhibit 1 to the Current Report on Form 8-K of the
                            Company filed on December 18, 1998 (File No. 001-14501)
                            and incorporated herein by reference).
           *4.1          -- Indenture, dated as of February 1, 1999 (the
                            "Indenture"), between the Company and Chase Bank of
                            Texas, National Association, as Trustee (filed as exhibit
                            4.1 to the Current Report on Form 8-K of the Company
                            filed on March 30, 1999 (File No. 001-14501) and
                            incorporated herein by reference).
           *4.2          -- Officer's Certificate dated as of March 30, 1999
                            delivered pursuant to Section 301 of the Indenture,
                            providing for the issuance of the Company's 6 3/4% Notes
                            due 2009 and 7 3/8% Debentures due 2029, including the
                            form of Note and Debenture (filed as exhibit 4.2 to the
                            Current Report on Form 8-K of the Company filed on March
                            30, 1999 (File No. 001-14501) and incorporated herein by
                            reference).
                         The Company is a party to several debt instruments under
                            which the total amount of securities authorized does not
                            exceed 10% of the total assets of the Company and its
                            subsidiaries on a consolidated basis. Pursuant to
                            paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the
                            Company agrees to furnish a copy of such instruments to
                            the Securities and Exchange Commission upon request.
           10.1          -- Credit Agreement dated as of November 2, 2001 among the
                            Company and the lenders named therein.
         +*10.2(a)       -- Pennzoil-Quaker State Company 1998 Incentive Plan (filed as exhibit 4.3 to the Registration Statement of the
                            Company on Form S-8 (Registration No. 333-69837) and
                            incorporated herein by reference).
          +10.2(b)       -- 2001 Conditional Stock Unit Award Program under the 1998
                            Incentive Plan of Pennzoil-Quaker State Company.
         +*10.2(c)       -- Pennzoil-Quaker State Company 2001 Incentive Plan (filed as exhibit 4.3 to the Registration Statement of the
                            Company on Form S-8 (Registration No. 333-60662) and
                            incorporated herein by reference).
          +10.2(d)       -- Form of Nonqualified Stock Option Agreement for the 2001
                            Incentive Plan of Pennzoil-Quaker State Company and
                            executive officers of the Company.
          +10.2(e)       -- 2001 Restricted Stock Unit Award Program under the 2001
                            Incentive Plan of Pennzoil-Quaker State Company.
          +10.3          -- Form of Change in Control Amendment.
          +10.4          -- Pennzoil-Quaker State Company Non-Qualified Savings and
                            Investment Plan.
         +*10.5          -- 2000 Stock Option Plan of Pennzoil-Quaker State Company
                            (filed as exhibit 4.3 to the Registration Statement of
                            the Company on form S-8 (Registration No.
                            333-36036) and incorporated herein by reference).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
          +10.6(a)       -- Form of Severance Agreement between Pennzoil-Quaker State
                            Company and executive officers of the Company.
          +10.6(b)       -- Form of Amendment to Severance Agreement between
                            Pennzoil-Quaker State Company and executive officers of
                            the Company.
         +*10.7          -- Form of Indemnification Agreement between Pennzoil-Quaker
                            State Company and directors and executive officers of the
                            Company (filed as exhibit 10.7 to the Registration
                            Statement of the Company on Form S-4 (Registration No.
                            333-61541) and incorporated herein by reference).
         +*10.8          -- Pennzoil-Quaker State Company Deferred Compensation Plan
                            (filed as exhibit 10.4 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.9          -- Deferred Compensation Plan for Non-Employee Directors of
                            Pennzoil-Quaker State Company (filed as exhibit 4.3 to
                            the Registration Statement of the Company on Form S-8
                            (Registration No. 333-74434) and incorporated herein by
                            reference).
         +*10.10         -- Pennzoil-Quaker State Company Medical Expenses
                            Reimbursement Plan (filed as exhibit 10.5 to the Annual
                            Report on Form 10-K of the Company for the fiscal year
                            ended December 31, 1998 (File No. 001-14501) and
                            incorporated herein by reference).
         +*10.11         -- Pennzoil-Quaker State Company Supplemental Disability
                            Plan (filed as exhibit 10.6 to the Annual Report on Form
                            10-K of the Company for the fiscal year ended December
                            31, 1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.12(a)      -- Pennzoil-Quaker State Company Salary Continuation Plan
                            (filed as exhibit 10.7 to the Annual Report on Form 10-K
                            of the Company for the fiscal year ended December 31,
                            1998 (File No. 001-14501) and incorporated herein by
                            reference).
         +*10.12(b)      -- First Amendment to the Pennzoil-Quaker State Company
                            Salary Continuation Plan effective June 1, 2000 (filed as
                            exhibit 10.8(b) to the Annual Report on Form 10-K of the
                            Company for the fiscal year ended December 31, 2000 (File
                            No. 001-14501) and incorporated herein by reference).
         +*10.13         -- Pennzoil-Quaker State Company Supplemental Life Insurance
                            Plan (filed as exhibit 10.8 to the Annual Report on Form
                            10-K of the Company for the fiscal year ended December
                            31, 1998 (File No. 001-14501) and incorporated herein by
                            reference).
          +10.14         -- Pennzoil-Quaker State Company Executive Severance Plan,
                            as amended and restated effective October 4, 2001.
         +*10.15         -- Form of Pennzoil-Quaker State Company Supplemental
                            Medical and Retirement Benefits Agreement (filed as
                            exhibit 10.10 to the Annual Report on Form 10-K of the
                            Company for the fiscal year ended December 31, 1998 (File
                            No. 001-14501) and incorporated herein by reference).
         +*10.16         -- Form of Pennzoil-Quaker State Company Benefits
                            Acceleration Agreement (filed as exhibit 10.12 to the
                            Annual Report on Form 10-K of the Company for the fiscal
                            year ended December 31, 2000 (File No. 001-14501) and
                            incorporated herein by reference).
          +10.17         -- Form of Tax Protection Agreement.
         +*10.18         -- Consulting Agreement between the Company and James L.
                            Pate dated May 4, 2000 (filed as exhibit 10.13 to the
                            Annual Report on Form 10-K of the Company for the fiscal
                            year ended December 31, 2000 (File No. 001-14501) and
                            incorporated herein by reference).
         +*10.19(a)      -- Amendment to Deferred Compensation Agreement between the
                            Company and James L. Pate dated May 4, 2000 (filed as
                            exhibit 10.14(a) to the Annual Report on Form 10-K of the
                            Company for the fiscal year ended December 31, 2000 (File
                            No. 001-14501) and incorporated herein by reference).

        EXHIBIT
         NUMBER                            DESCRIPTION OF EXHIBITS
        -------                            -----------------------
         +*10.19(b)      -- Second Amendment to Deferred Compensation Agreement
                            between the Company and James L. Pate dated July 13, 2000
                            (filed as exhibit 10.14(b) to the Annual Report on Form
                            10-K of the Company for the fiscal year ended December
                            31, 2000 (File No. 001-14501) and incorporated herein by
                            reference).
          +10.19(c)      -- Supplement to Deferred Compensation Agreement between the
                            Company and James L. Pate dated September 20, 2001.
          +10.19(d)      -- Second Supplement to Deferred Compensation Agreement
                            between the Company and James L. Pate dated November 28,
                            2001.
         +*10.20(a)      -- Deferred Compensation Agreement between the Company and
                            James J. Postl dated May 4, 2000 (filed as exhibit
                            10.16(a) to the Annual Report on Form 10-K of the Company
                            for the fiscal year ended December 31, 2000 (File No.
                            001-14501) and incorporated herein by reference).
         +*10.20(b)      -- First Amendment to Deferred Compensation Agreement
                            between the Company and James J. Postl dated July 13,
                            2000 (filed as exhibit 10.16(b) to the Annual Report on
                            Form 10-K of the Company for the fiscal year ended
                            December 31, 2000 (File No. 001-14501) and incorporated
                            herein by reference).
          +10.20(c)      -- Second Amendment to Deferred Compensation Agreement
                            between the Company and James J. Postl dated September
                            20, 2001.
          +10.21         -- Benefit Acceleration Agreement between the Company and
                            James J. Postl dated September 20, 2001.
          +10.22         -- Retention Agreement between the Company and James J.
                            Postl dated September 20, 2001.
           12            -- Computation of Ratio of Earnings to Fixed Charges for the
                            years ended December 31, 2001, 2000, 1999, 1998, and
                            1997.
           21            -- Subsidiaries of Pennzoil-Quaker State Company.
           23.1          -- Consent of Arthur Andersen LLP.
           23.2          -- Consent of PricewaterhouseCoopers LLP.
           24            -- Powers of Attorney.
           99.1          -- Consolidated Financial Statements of Excel Paralubes.
           99.2          -- Pennzoil-Quaker State Company Savings and Investment Plan
                            (As Amended and Restated January 1, 2001).
           99.3          -- First Amendment to the Pennzoil-Quaker State Company
                            Savings and Investment Plan.
           99.4          -- Pennzoil-Quaker State Company Savings and Investment Plan
                            For Hourly Employees (As Amended and Restated January 1,
                            2001).
           99.5          -- First Amendment to the Pennzoil-Quaker State Company
                            Savings and Investment Plan For Hourly Employees.

---------------

* Incorporated by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.