Form 10-K/A
period 2001-12-31
PENNZOIL QUAKER STATE CO
filed 2002-04-30
CIK 1068044

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                        ON WHICH REGISTERED
---------------------------------------           -------------------------
Common Stock, par value $0.10 per share           New York Stock Exchange
                                                  Pacific Exchange

Rights to Purchase Preferred Stock                New York Stock Exchange
                                                  Pacific Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

                                 ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
                                             -------      -------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ------

    Aggregate market value of the voting stock held by non-affiliates of the registrant: $1,717,626,601 as of March 31, 2002.

    Number of shares outstanding of each class of the registrant's classes of common stock, as of the latest practicable date, March 31, 2002: Common Stock, par value $0.10 per share: 80,001,239.

    The purpose of this amendment is to add Part III, Items 10, 11, 12 and 13 of this Form 10-K/A. The Company is including this information as part of this amended 10-K/A as the Company will not be filing a definitive proxy statement within 120 days after the end of the fiscal year ended December 31, 2001. All other information from the original 10-K filed on March 13, 2002 is incorporated herein by reference.

================================================================================

                                TABLE OF CONTENTS



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................1
ITEM 11.   EXECUTIVE COMPENSATION..............................................4
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....13
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................15

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following summaries set forth information concerning the nine directors of Pennzoil-Quaker State, including each director's age, position with Pennzoil-Quaker State, if any, and business experience during the past five years.

                        Name, age and business experience

       H. JOHN GREENIAUS has been President of G-Force LLC since 1998. He was Chairman and Chief Executive Officer of Nabisco, Inc. from 1993 to 1997. He has served as a director of Pennzoil-Quaker State since July 2000 and is a member of the Audit and Compensation Committees of the board. Mr. Greeniaus is also a director of Interpublic Group of Companies, Inc. and PRIMEDIA Inc. He is 57 years of age and lives in Morristown, New Jersey. His current term as a director of Pennzoil-Quaker State expires in 2004.

       FORREST R. HASELTON served as President-Retail of the Sears Merchandise Group, a division of Sears Roebuck and Company, until his retirement in 1993. He has served as a director of Pennzoil-Quaker State since December 1998 and is Chairman of the Compensation Committee of the board. Mr. Haselton is 63 years of age and lives in Vero Beach, Florida. His current term as a director of Pennzoil-Quaker State expires in 2002.

       BERDON LAWRENCE was named Chairman of the Board of Kirby Corporation, an operator of tank barges and tow boats, in October 1999. Prior to that time, he was President of Hollywood Marine, Inc. for more than the past five years. He has served as a director of Pennzoil-Quaker State since December 1998 and is Chairman of the Nominating and Governance Committee and a member of the Executive Committee of the board. Mr. Lawrence is 59 years of age and lives in Houston. His current term as a director of Pennzoil-Quaker State expires in 2002.

       JAMES L. PATE was named Chairman of the Board of Pennzoil-Quaker State in December 1998 and was Chief Executive Officer from December 1998 to June 2000. He retired as an employee of Pennzoil-Quaker State in December 2000. Mr. Pate served as Chairman of the Board of Pennzoil Company (renamed PennzEnergy Company) from 1994 to 1999, was Chief Executive Officer from 1990 to 1998 and was President from 1990 until 1997. Mr. Pate has served as a director of Pennzoil-Quaker State since December 1998 and is Chairman of the Executive Committee and a member of the Nominating and Governance Committee of the board. Mr. Pate is also a director of Bowater Incorporated and Crown Cork & Seal Company, Inc. He is 66 years of age and lives in Houston. His current term as a director of Pennzoil-Quaker State expires in 2003.

       JAMES J. POSTL was named Chief Executive Officer of Pennzoil-Quaker State in June 2000 and has served as President since December 1998. He served as President of Pennzoil Products Company from October 1998 to December 1998, President of Nabisco Biscuit Company from 1995 to early 1998 and President of Nabisco International from 1994 to 1995. Prior to that time, he held various management positions with PepsiCo, Inc. and Procter & Gamble Company. Mr. Postl has served as a director of Pennzoil-Quaker State since December 1998 and is a member of the Executive Committee of the board. Mr. Postl is also a director of PanAmerican Beverages, Inc. He is 56 years of age and lives in Houston. His current term as a director of Pennzoil-Quaker State expires in 2004.

       TERRY L. SAVAGE is the founder and has been president of Terry Savage Productions, Ltd. and a syndicated columnist, speaker and author on personal finances for more than the past five years. She has served as a director of Pennzoil-Quaker State since March 2000 and is a member of the Compensation Committee of the board. Ms. Savage is also a director of McDonald's Corporation. She is 57 years of age and lives in Chicago, Illinois. Her current term as a director of Pennzoil-Quaker State expires in 2004.

       BRENT SCOWCROFT is President of the Scowcroft Group, Inc., an international business consulting firm. He is also the President of the Forum for International Policy, a non-profit organization that provides independent perspectives on major foreign policy issues. General Scowcroft served as Assistant to the President for

       National Security Affairs under former Presidents Ford and Bush. A retired U.S. Air Force lieutenant general, he also served in numerous other national security posts in the Pentagon and the White House. He has been a director of Pennzoil-Quaker State since 1999 and is a member of the Nominating and Governance Committee. General Scowcroft is also a director of QUALCOMM Incorporated. He is 77 years of age and lives in Bethesda, Maryland. His current term as a director of Pennzoil-Quaker State expires in 2002.

       GERALD B. SMITH has been Chairman and Chief Executive Officer of Smith, Graham & Company, a fixed income investment management firm, for more than the past five years. He has served as a director of Pennzoil-Quaker State since December 1998 and is a member of the Audit Committee and Executive Committee of the board. He is a member of the management board of Rorento N.V. and a director of Charles Schwab Family of Funds and Cooper Industries, Inc. He is 51 years of age and lives in Houston. His current term as a director of Pennzoil-Quaker State expires in 2003.

       LORNE R. WAXLAX served as Executive Vice President of the Gillette Company until his retirement in 1993. He has served as a director of Pennzoil-Quaker State since December 1998 and is Chairman of the Audit Committee of the board. Mr. Waxlax is also a director of BJ's Wholesale Club, Inc., Clean Harbors, Inc., Hon Industries, Inc. and House2Home, Inc. He is 68 years of age and lives in Vero Beach, Florida. His current term as a director of Pennzoil-Quaker State expires in 2003.

       BOARD ORGANIZATION AND MEETINGS -- The members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the board of directors, all of whom are identified in the above summaries, are not employees of Pennzoil-Quaker State. The Audit Committee recommends the appointment of independent public accountants to conduct audits of Pennzoil-Quaker State's financial statements, reviews with the independent accountants the plan and results of the auditing engagement, approves other professional services provided by the independent accountants and evaluates the independence of the accountants. The Audit Committee also reviews the scope and results of procedures for internal auditing of Pennzoil-Quaker State and the adequacy of Pennzoil-Quaker State's system of internal accounting controls. The Compensation Committee approves, or in some cases recommends to the board, remuneration arrangements and compensation plans involving Pennzoil-Quaker State's directors, executive officers and certain other employees whose compensation exceeds specified levels. The Compensation Committee also acts on the granting of stock options and restricted stock units under Pennzoil-Quaker State's stock option plans and restricted stock award programs. The Nominating and Governance Committee recommends to the board candidates for election to the board of directors, assignments to the board committees and corporate governance guidelines.

      During 2001, the board of directors held six meetings. During 2001, the Audit Committee met three times in addition to the reviews of Pennzoil-Quaker State's quarterly financial statements, the Compensation Committee met five times and the Nominating and Governance Committee met one time. During 2001, all members of the board of directors attended at least 75% of the total of all board meetings and applicable committee meetings.

      DIRECTOR REMUNERATION -- Each director, other than a regularly employed officer of Pennzoil-Quaker State, receives a director's fee of $30,000 per annum for service on the board of directors and a committee fee of $2,000 per committee per annum for service on the Audit, Compensation, Executive, and Nominating and Governance Committees. Each such director also receives an additional fee of $1,000 for each board and committee meeting attended. Under Pennzoil-Quaker State's Deferred Compensation Plan for Non-Employee Directors, non-employee directors may defer a portion or all of their fees in an interest-bearing account or a common stock account. Pursuant to Pennzoil-Quaker State's 2001 Incentive Plan, each non-employee director received a nonqualified stock option grant of 2,500 shares of common stock in May 2001, which vested six months from the date of grant. During any calendar year, non-employee directors may receive an option grant for up to 5,000 shares of common stock, which has a 10-year term and is fully vested and exercisable six months after the date of grant or earlier upon termination as a board member under certain circumstances. All directors are reimbursed for their travel and other expenses involved in attendance at board and committee meetings.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Pennzoil-Quaker State's directors, executive officers and beneficial owners of 10% or more of the common stock to file with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of common stock. Based solely on a review of the copies of such reports furnished to Pennzoil-Quaker State and written representations that no other reports were required, Pennzoil-Quaker State believes that all such persons required to file during 2001 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

      Set forth below is information regarding the compensation of Pennzoil-Quaker State's Chief Executive Officer (the "CEO") and the other five most highly compensated executive officers of Pennzoil-Quaker State (together with the CEO, the "named officers").

      Summary Compensation Table. The summary compensation table set forth below contains information regarding the compensation of each of the named officers for services rendered in all capacities during 1999, 2000 and 2001.

                           SUMMARY COMPENSATION TABLE


                                                                                LONG-TERM COMPENSATION
                                               ANNUAL COMPENSATION                       AWARDS           PAYOUTS
                                               -------------------              ----------------------    -------
                                                                                       SECURITIES
                                                                  OTHER                UNDERLYING                  ALL
                                                                  ANNUAL    RESTRICTED   OPTIONS/                 OTHER
NAME AND                                                          COMPEN-     STOCK        SARS         LTIP     COMPEN-
PRINCIPAL POSITION              YEAR       SALARY    BONUS(1)    SATION(2)   AWARDS(3)  (SHARES)(4)  PAYMENTS    SATION(5)
------------------              ----       ------    --------    ---------  ----------  ----------   --------    ---------
James J. Postl                  2001      $737,700          0    $134,300    $424,900      175,000          0     $62,400
  President and Chief           2000       631,900   $262,500     885,200     363,700      203,500          0      25,800
  Executive Officer             1999       509,400    431,000      99,700     236,300      318,700          0       2,900
Douglas S. Boyle (6)            2001       266,500          0     102,200     103,000      105,000          0       1,400
  Group Vice President --       2000        --         --         --          --           --          --         --
  Automotive Products           1999        --         --         --          --           --          --         --
Robert A. Falivene (6)          2001       337,300          0      66,900     128,800       45,000          0      10,500
  Group Vice President --       2000       206,300     81,300      88,300     101,900       70,000          0       1,500
  Global Supply Chain           1999        --         --         --          --           --          --         --
Marc C. Graham                  2001       326,900          0      66,900     115,900       40,000          0      26,600
  Group Vice President --       2000       309,200     80,000     122,200     101,900       50,000          0       2,100
  Jiffy Lube                    1999       132,700    164,300     --          --            20,000          0         900
Thomas P. Kellagher             2001       338,200          0      63,600     128,800       45,000          0      27,800
  Group Vice President and      2000       292,300     75,000      50,600     101,900       50,000          0      16,600
  Chief Financial Officer       1999       223,800    125,900     --           51,900       38,500          0       1,300
James W. Shaddix (7)            2001       352,400          0      82,700     103,000       30,000          0   1,246,600
  General Counsel               2000       343,500     95,300      79,500     122,300       60,000          0      41,500
                                1999       327,200    227,200      84,300      95,400       31,600          0      26,100

----------

(1) A portion of the bonus shown for 1999 was paid in shares of common stock as follows: 17,315 shares for Mr. Postl, 6,176 shares for Mr. Graham, 3,884 shares for Mr. Kellagher and 6,644 shares for Mr. Shaddix.

(2) Amounts shown for 2001 include aircraft usage costs of $60,000 for Mr. Postl; a perquisite allowance of $59,400 for Messrs. Postl and Shaddix, $47,400 for Mr. Boyle, $45,200 for Mr. Falivene, $42,400 for Messrs. Graham and Kellagher; and excess medical coverage of $14,000 for Mr. Postl, $17,400 for Mr. Boyle and $20,900 for Messrs. Falivene, Graham, Kellagher and Shaddix. Amount shown for 2001 for Mr. Boyle also includes $29,400 in relocation costs. Amounts shown for 2000 include aircraft usage costs of $112,200 for Mr. Postl; a perquisite allowance of $59,400 for Messrs. Postl and Shaddix, $42,400 for Mr. Graham, and $30,500 for Mr. Kellagher; and excess medical coverage of $20,100 for Messrs. Graham, Kellagher and Shaddix, and $13,400 for Mr. Falivene. Amount shown for 2000 for Mr. Postl also includes $166,500 of deemed interest associated with a $1.8 million interest-free loan, which was received from Pennzoil-Quaker State and has been repaid, and $547,100 in relocation costs. Amount shown for 2000 for Mr. Graham also includes $59,700 in relocation costs. Amount shown for 2000 for Mr. Falivene also includes a $50,000 sign-on bonus and $24,900 of reimbursement for lost compensation from his previous employer. Amounts shown for 1999 include aircraft usage charges of $40,300 for Mr. Postl; a perquisite allowance of $59,400 for

     Messrs. Postl and Shaddix; and excess medical coverage of $24,900 for Mr. Shaddix and $12,500 for Mr. Graham.

(3) Amounts shown under Restricted Stock Awards are the aggregate market values on January 1 of the year indicated of shares of common stock underlying common stock units awarded on such date. Each common stock unit awarded in 1999, 2000 and 2001 will be distributed in the form of a share of common stock at the end of a five-year period, provided certain conditions as to continued employment are met or as otherwise determined by the Compensation Committee in its discretion. In the interim, participants receive dividend equivalents on their common stock units as though they were shares of common stock. The aggregate common stock units held at the end of 2001 and their values were 84,720 units, $1,224,200 for Mr. Postl; 8,000 units, $115,600 for Mr. Boyle; 20,000 units, $289,000 for Mr. Falivene; 19,000 units, $274,600 for Mr. Graham; 23,520 units, $339,900 for Mr. Kellagher; and 0 units, $0 for Mr. Shaddix. Such values are calculated by multiplying the closing stock price of the common stock on December 31, 2001 ($14.45) by the number of common stock units held at such date.

(4) All options were granted in tandem with stock appreciation rights, but there is currently in effect a moratorium on the exercise of any such stock appreciation rights.

(5) Amounts shown under All Other Compensation include (i) amounts contributed or accrued for 2001 under Pennzoil-Quaker State's Savings and Investment Plan and related supplemental agreements ($58,700 for Mr. Postl, $8,800 for Mr. Falivene; $25,000 for Mr. Graham; $26,000 for Mr. Kellagher and $31,200 for Mr. Shaddix) and (ii) amounts paid by Pennzoil-Quaker State in 2001 for certain premiums on term life insurance ($3,700 for Mr. Postl, $1,400 for Mr. Boyle, $1,700 for Mr. Falivene, $1,600 for Mr. Graham, $1,800 for Mr. Kellagher and $1,800 for Mr. Shaddix.). Amount shown for 2001 for Mr. Shaddix includes $1,065,000 for a severance payment and $148,600 in lieu of continuing rights in conditional and restricted stock.

(6) Mr. Falivene joined Pennzoil-Quaker State on May 1, 2000, and Mr. Boyle joined Pennzoil-Quaker State on February 26, 2001.

(7) Mr. Shaddix was General Counsel until December 31, 2001, when he retired as an employee of Pennzoil-Quaker State.

                            OPTION/SAR GRANTS IN 2001

      Shown below is further information on grants of stock options during 2001 to the named officers reflected in the Summary Compensation Table.

                                                                                                      GRANT DATE
                                                       INDIVIDUAL GRANTS                                VALUE
                                                       -----------------                              ----------
                                NUMBER OF
                                SECURITIES      PERCENT OF TOTAL
                                UNDERLYING        OPTIONS/SARS
                               OPTIONS/SARS        GRANTED TO         EXERCISE                        GRANT DATE
                             GRANTED IN 2001       EMPLOYEES         PRICE (PER       EXPIRATION        PRESENT
                               (SHARES)(1)          IN 2001           SHARE)(2)          DATE          VALUE (3)
                               -----------          -------           ---------          ----          ---------
James J. Postl..........          175,000             11.8%           $14.5950         5/4/2011         $930,300
Douglas S. Boyle........           65,000             4.4              13.8250         3/7/2011          327,300
                                   40,000             2.7              14.5950         5/4/2011          212,600
Robert A. Falivene......           45,000             3.0              14.5950         5/4/2011          239,200
Marc C. Graham..........           40,000             2.7              14.5950         5/4/2011          212,600
Thomas P. Kellagher.....           45,000             3.0              14.5950         5/4/2011          239,200
James W. Shaddix........           30,000             2.0              14.5950         1/2/2004          159,500

--------------
(1) The named officers were granted the above number of options to acquire common stock of Pennzoil-Quaker State on May 4, 2001, except for options relating to 65,000 shares of common stock granted to Mr. Boyle on

     March 7, 2001. All such options were granted in tandem with stock appreciation rights, but there is currently in effect a moratorium on the exercise of any such stock appreciation rights.

(2) The option exercise prices ($13.825 and $14.595) are 100% of the mean of the high and low trading prices of the common stock on the New York Stock Exchange on the dates of grant (March 7, 2001 or May 4, 2001) and may be paid in cash or previously owned shares of common stock.

(3) Based on the Black-Scholes option-pricing model adapted for use in valuing executive stock options. The actual value, if any, that may be realized will depend on the excess of the underlying stock price over the exercise price on the date the option is exercised, so that there is no assurance that the value realized will be at or near the value estimated by the Black-Scholes model. The estimated values under the model are based on the following assumptions: expected volatility based on a three-year volatility of Pennzoil Company and Quaker State Corporation month-end common stock prices (28.8%), a risk-free rate of return based on a 10-year zero-coupon U.S. Treasury rate at the time of grant (6.5%), the prior dividend yield on the Pennzoil Company and Quaker State Corporation common stock (2.29%), an option exercise period of 10 years (with the exercise occurring at the end of such period) and an adjustment for the risk of forfeiture over the three-year vesting period.

      Option Exercises and 2001 Year-End Option/SAR Holdings. Shown below is information with respect to unexercised options to purchase common stock granted in 2001 and prior years to the named officers and held by them at December 31, 2001. None of the named officers exercised options or tandem stock appreciation rights in 2001.

                        YEAR-END 2001 OPTION/SAR HOLDINGS

                                         NUMBER OF SECURITIES UNDERLYING              VALUE OF UNEXERCISED
                                           UNEXERCISED OPTIONS HELD AT              "IN-THE-MONEY" OPTIONS AT
                                               DECEMBER 31, 2001                       DECEMBER 31, 2001(1)
                                       ---------------------------------        ------------------------------
                                       EXERCISABLE       UNEXERCISABLE (2)      EXERCISABLE       UNEXERCISABLE
                                       -----------       -----------------      -----------       -------------
James J. Postl...................         280,323              416,912             $350,700            $701,300
Douglas S. Boyle.................               0              105,000                    0              40,600
Robert A. Falivene...............          23,333               91,667               88,500             177,000
Marc C. Graham...................          29,999               80,001               92,400             184,800
Thomas P. Kellagher..............          42,332               91,168               92,400             184,800
James W. Shaddix.................         144,806                    0              221,700                   0

---------------

(1) The excess, if any, of the market value of common stock at December 31, 2001 ($14.45) over the option exercise price.

(2) All of these options become immediately exercisable upon a change in control of Pennzoil-Quaker State.

      Long-Term Incentive Awards. Shown below is information with respect to awards in 2001 under Pennzoil-Quaker State's long-term incentive arrangements.

             LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR



                                                    PERFORMANCE OR              ESTIMATED FUTURE PAYOUTS UNDER
                                                     OTHER PERIOD                NONSTOCK PRICE-BASED PLANS (1)
                                                   UNTIL MATURATION         ----------------------------------------
                                                       OR PAYOUT             THRESHOLD       TARGET         MAXIMUM
                                                   ----------------          ---------      --------      ----------
James J. Postl..............................            3 years               $215,600      $847,000      $2,541,000
Douglas S. Boyle............................            3 years                 49,500       198,000         594,000
Robert A. Falivene..........................            3 years                 51,800       207,000         621,000
Marc C. Graham..............................            3 years                 50,300       201,000         603,000
Thomas P. Kellagher.........................            3 years                 59,500       231,000         693,000
James W. Shaddix............................            3 years                      0             0               0

---------------
(1) Payout of the 2001 long-term incentive awards will be determined by comparing Pennzoil-Quaker State's total stockholder return to a selected group of 15 peer companies, designated at the time of grant. At the end of the performance period, Pennzoil-Quaker State and the peer companies will be ranked based on their total stockholder return. Maximum payout occurs if Pennzoil-Quaker State is ranked third or higher. Target payout is achieved if Pennzoil-Quaker State is ranked eighth. Threshold payout occurs if Pennzoil-Quaker State is ranked twelfth. Awards, calculated as a percentage of base salary, are paid (if earned) after the completion of the performance cycles.

      Retirement Plan and Supplemental Agreements. Pennzoil-Quaker State has a tax-qualified retirement plan applicable generally to all employees. The retirement plan provides for annual retirement benefits approximating between 1.1% and 1.6% of a calculated career average compensation multiplied by the number of years of service. For purposes of the retirement plan, career average compensation approximates the lesser of an employee's final five-year average compensation and his or her 1997 annual compensation. The annual benefits under the retirement plan are net of certain offsets based on social security benefits and reflect limitations mandated by the Internal Revenue Code of 1986, as amended ("Code"), on the maximum amounts payable. Pennzoil-Quaker State has excess benefit agreements with Messrs. Postl, Boyle, Falivene, Graham and Kellagher to supplement their benefits under the tax-qualified retirement plan if, and to the extent, the aforesaid limitations on annual benefits and compensation mandated by the Code reduce the retirement benefits otherwise payable under such plan. In addition, Pennzoil-Quaker State has deferred compensation agreements with Messrs. Pate and Postl. The deferred compensation agreements are designed to bring total annual retirement benefits from all sources, including social security and other benefits, to (i) 57% of annual salary and target incentive bonus at retirement for Mr. Postl; and (ii) 57% of annual salary, plus $9,666.67 per month, at retirement for Mr. Pate. Mr. Postl would receive 100% of the benefits if termination occurs on or after age 62 and either a full or a prorated portion prior to age 62 depending on the reason for termination. In addition, the deferred compensation agreements provide for continuation of medical expense reimbursement plan coverage for Messrs. Pate and Postl and their spouses and dependents. Based on salaries as of December 31, 2001, estimated annual benefits payable upon retirement at normal retirement age
(65) from all sources would be $680,500 for Mr. Postl, $105,500 for Mr. Boyle, $127,000 for Mr. Falivene, $92,400 for Mr. Graham and $119,700 for Mr. Kellagher.

      Non-Qualified Savings and Investment Plan. Effective as of January 1, 2002, Pennzoil-Quaker State established a Non-Qualified Savings and Investment Plan for certain eligible employees that generally permits participants to defer up to 15% of their compensation to the plan and amounts that may not be contributed to Pennzoil-Quaker State's tax-qualified Savings and Investment Plan due to the Code's annual limit for Code

Section 401(k) contributions. Generally, Pennzoil-Quaker State will make matching contributions on a portion of such deferred amounts to the extent a matching contribution was not available under the Savings and Investment Plan due to applicable Code limitations.

      Termination of Employment and Change-in-Control Arrangements. Pennzoil-Quaker State maintains an Executive Severance Plan for the Chairman of the Board, officers and certain other executives providing for severance benefits upon a termination of employment within three years after a change in control of Pennzoil-Quaker State (1) by Pennzoil-Quaker State for reasons other than cause or (2) by the participant if his or her compensation and responsibilities are materially affected without cure or, in the case of the Chairman, upon a change in control. Such severance benefits generally include a payment of up to three times a participant's annual salary and target incentive bonus (or, in the case of the Chairman, three times his annual consulting fee), outplacement services, and continuation of life insurance and medical coverage for one year following termination of employment. Participants in the plan include Messrs. Postl, Pate, Boyle, Falivene, Graham and Kellagher.

      Pennzoil-Quaker State has entered into severance agreements with selected employees providing for benefits upon termination of employment (1) by Pennzoil-Quaker State other than for cause or (2) by the employee due to a material change in his or her position, compensation, responsibilities or duties or work location. These employees include Messrs. Boyle, Falivene, Graham and Kellagher. Severance benefits generally include payment of two times an employee's annual salary and target incentive bonus to be paid over a three-year term ("severance period"), with certain additional benefits continuing for the severance period. Payments after one year would be subject to an offset based upon personal service income received during years two and three of the severance period. To the extent an employee subject to a severance agreement is also covered by the Executive Severance Plan, he or she receives the greater benefit under the plan or the agreement on a benefit-by-benefit basis.

      Pennzoil-Quaker State has entered into a retention agreement with Mr. Postl that provides for certain benefits in the event of termination of Mr. Postl's employment with Pennzoil-Quaker State prior to age 65. Pennzoil-Quaker State has also entered into an agreement with Mr. Postl to provide consulting services for a three-year period after his termination of employment. The agreement provides for annual remuneration of $500,000 and company-related travel expenses during this period, with office space, secretarial and other assistance during this period and continuing thereafter. Pennzoil-Quaker State has entered into a consulting agreement with Mr. Pate for his services during the period ending on December 31, 2003.

      Pennzoil-Quaker State also has agreements with Messrs. Postl, Boyle, Falivene, Graham and Kellagher that provide for the acceleration of benefits in the event of the occurrence of a change in control of Pennzoil-Quaker State (as defined in the agreements). The agreements provide that the covered persons will receive, in the event of such a change in control but without regard to any termination of employment, cash payments equal to the appreciated value of all unvested, nonqualified stock options. The agreements also provide, in the event of termination of employment of a covered employee within three years following such a change in control for (a) cash payments generally equal to the unvested amounts under Pennzoil-Quaker State's Savings and Investment Plan forfeitable on the date of termination of employment and (b) continuation of life insurance and medical expense coverage for one year. In the case of the termination of Mr. Postl's employment within three years following such a change in control, in addition to the foregoing, his agreement provides for a cash payment equal to the discounted value of benefits otherwise payable under his deferred compensation agreement referred to below based on an assumed continuation of employment until age 65 and actuarially determined life expectancies. Mr. Pate's deferred compensation agreement provides that upon a change in control of the Pennzoil-Quaker State, he will receive a cash payment equal to the discounted value of the benefits provided under the deferred compensation agreement. Moreover, Pennzoil-Quaker State's excess benefit agreements with Messrs. Postl, Boyle, Falivene, Graham and Kellagher provide that upon a change in control, the estimated present value of the benefits provided under such agreements will be paid in cash. With respect to the portion of the excess benefit agreements transferred to the Non-Qualified Savings and Investment Plan, in which Messrs. Postl, Boyle, Falivene, Graham and Kellagher are participants, for years prior to the establishment of such plan, such benefits continue to be subject to the change in control provisions under the excess benefit agreements.

      Upon a change in control, Pennzoil-Quaker State's long-term incentive plans ("LTIPs") for the years 2000, 2001 and 2002 provide for an accelerated payout of awards based on participants' annual salary rate as of the date of a change in control and, (i) in the case of the 2000 LTIP, the percentage of salary rate payout applicable under the

2000 LTIP determined as if the end of the performance period had occurred as of the day before the announcement by Pennzoil-Quaker State of its intention to engage in a merger, and, (ii) in the cases of the 2001 and 2002 LTIPs, their target percentage of salary rate payout under the 2001 and 2002 LTIP, as applicable.

      Also, upon a change in control, Pennzoil-Quaker State's Annual Incentive Plan provides for accelerated payout of awards in an amount equal to 150% of each participant's target bonus.

      Many of the company's executive compensation programs were established before provisions of the Code imposed punitive taxes upon, in some cases, virtually all of the payments or benefits that retiring or departing executive officers receive from Pennzoil-Quaker State. If Pennzoil-Quaker State's executive compensation arrangements were settled upon a change in control of Pennzoil-Quaker State, such punitive excise taxes would be imposed in every case. Pennzoil-Quaker State has designed its programs with a view to providing these payments and benefits taking into account prevailing tax rates. The imposition of substantial unanticipated taxes upon the employees is inconsistent with that planning.

      To prevent benefits provided to Pennzoil-Quaker State's executive officers under its various compensation arrangements from being unfairly reduced by reason of excise taxes imposed on such benefits under the Code, the company has entered into Tax Protection Agreements with all of Pennzoil-Quaker State's executive officers. Such Tax Protection Agreements provide that, if there is a change in control of Pennzoil-Quaker State and if any payment or distribution to or for the benefit of an eligible executive employee would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by such employee with respect to such excise tax, such employee will be entitled to receive an additional payment that, taking into account all taxes imposed in the payment, would place the employee in the same position with respect to taxes on Pennzoil-Quaker State's compensation or benefits had such excise taxes not been imposed.

      In connection with his retirement as an employee of Pennzoil-Quaker State as of December 31, 2001, the company entered into a separation agreement with James W. Shaddix, the company's former general counsel, to provide certain benefits (with such benefits provided in lieu of any prior separation agreement benefits). Under the agreement, Mr. Shaddix's benefits include, among others, a payment equal to three times his annual salary; payment for certain of his outstanding conditional and restricted stock awards, and continuation of medical benefits for Mr. Shaddix, his spouse and dependents. His outstanding stock options, to the extent not vested, have been vested on a prorated basis, and his vested options will be exercisable until January 2, 2004. Upon a change in control of Pennzoil-Quaker State, the agreement provides for a payment equal to the present value of Mr. Shaddix's outstanding separation benefits.

      Consulting Agreement with Mr. Pate. Pennzoil-Quaker State has entered into a consulting agreement with Mr. Pate for his services for the period ending December 31, 2003. The agreement provides for Mr. Pate's participation in the Executive Severance Plan and for remuneration of $700,000 annually, office space, secretarial and other assistance, and company-related travel expenses during this period.

      Other Matters. In 1998, the board of directors formally adopted and confirmed a policy relating to the use of Pennzoil-Quaker State's facilities. In certain circumstances, the policy requires use by officers of Pennzoil-Quaker State's facilities in order to increase the time available for performance of Pennzoil-Quaker State's business and for reasons of security and other corporate purposes. Under applicable federal income tax regulations, Pennzoil-Quaker State imputes income to employees of Pennzoil-Quaker State for federal income tax purposes with respect to their use of Pennzoil-Quaker State's facilities when and to the extent required by the regulations. When the policies and procedures adopted by the board have been duly observed, it is contemplated that Pennzoil-Quaker State will protect employees against liability for any tax, including penalties and interest, asserted by the Internal Revenue Service in an amount exceeding the tax on the amount of income imputed by Pennzoil-Quaker State as described above. To date, no amounts have been paid or requested to reimburse employees for such a tax.

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION -- Members of the Compensation Committee of the board are Mr. Greeniaus, Mr. Haselton and Ms. Savage; all are non-employee directors.

      REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION -- The Compensation Committee is responsible for oversight of the executive compensation program of Pennzoil-Quaker State. Decisions are based on the Compensation Committee's understanding of Pennzoil-Quaker State's business and its goals as well as knowledge of the performance of Pennzoil-Quaker State and contributions made by its executives. The Compensation Committee uses an outside consultant, who provides guidance and information on competitive market data and practices.

      2001 Compensation Philosophy. The Compensation Committee believes that stockholders' best interests are served by managing Pennzoil-Quaker State with a long-term perspective, while striving to produce consistently good annual results. Therefore, Pennzoil-Quaker State's executive compensation program has been designed to attract, motivate, and retain executive talent that will produce superior results and strengthen Pennzoil-Quaker State's position as a world-class consumer products company.

      Base salary, annual incentives, long-term incentives and executive benefits are the four elements of compensation provided to Pennzoil-Quaker State's executives. The Compensation Committee's philosophy is to place more emphasis on variable performance-based incentive pay and less emphasis on base salary because the primary compensation program objective is to reward executives for maximizing long-term returns to stockholders. As a result, Pennzoil-Quaker State's executive compensation program targets competitive compensation levels that vary based on performance.

      Base Salary Program. Pennzoil-Quaker State's base salary program is based on a philosophy of providing salaries that are equivalent to the market median for companies of comparable size (as measured by revenues). In aggregate, Pennzoil-Quaker State's executive salaries are consistent with this philosophy. Base salary levels are also based on each individual employee's performance over time and each individual's role. Consequently, employees with higher levels of sustained performance over time and employees assuming greater responsibilities are paid correspondingly higher salaries. Executive salaries are reviewed annually based on a variety of factors, including individual performance, company performance, general levels of market salary increases and Pennzoil-Quaker State's overall financial results. Individual performance assessment is subjective; the Compensation Committee considers earnings levels, progress in implementing strategic initiatives and effectiveness in business development efforts in establishing base salary increases for executives. No specific performance formula or weighting of these or other factors is used in determining base salary levels.

      Mr. Postl's salary as CEO of Pennzoil-Quaker State was increased from $700,000 to $770,000, which is near the comparable company group median.

      Annual Incentive Plan. Pennzoil-Quaker State's annual incentive plan is intended to (1) reward key employees based on company and business unit performance, (2) motivate key employees and (3) provide appropriate cash compensation opportunities to plan participants. Under the plan, target award opportunities, which are based at the market 55th percentile, vary by individual position and are expressed as a percent of base salary. The amount that a particular executive may earn is directly dependent on the individual's position, responsibility and ability to impact Pennzoil-Quaker State's financial success.

      Pennzoil-Quaker State's annual incentive plan measures for 2001 were corporate recurring earnings per share, cost reduction, debt reduction and revenue growth. Earnings before interest and taxes, working capital reduction and revenue growth were also used at the business unit level. No annual incentive was paid for 2001 because performance targets were not achieved.

      Long-Term Incentive Plans. Pennzoil-Quaker State has several types of long-term incentive awards intended to achieve various objectives. Stock options are the primary long-term incentive award used by Pennzoil-Quaker State and are granted at 100% of fair market value at the date of grant. Stock options are intended to reward executives for appreciation in the market value of Pennzoil-Quaker State's common stock. Restricted stock unit grants are also used and are made to increase executive share ownership levels and reward executives for maintaining and enhancing Pennzoil-Quaker State's total stockholder return. Pennzoil-Quaker State also has in place a long-term performance plan that rewards executives for Pennzoil-Quaker State's total stockholder return performance relative to a peer group of consumer products companies. For 2001, the Compensation Committee chose to focus strongly on stock price performance in executive compensation by targeting the market 65th percentile for long-term incentive awards.

      Mr. Postl received stock options for 175,000 shares of common stock and 33,000 restricted stock units in May 2001. Mr. Postl did not earn a payment under Pennzoil-Quaker State's long-term performance plan because threshold performance was not achieved. The total value of the stock option, restricted stock and targeted long-term performance plan awards provided to Mr. Postl placed his total long-term incentives below the market 50th percentile.

      Other Plans and Benefits. Pennzoil-Quaker State's executive officers participate in several other compensation plans and benefit programs. These programs provide benefits generally related to salary levels and/or length of service (as in the case of retirement plan benefits, savings plan benefits, disability benefits and death benefit coverage) or are independent of salary levels (such as the perquisite allowances and medical coverage). There is no specific performance-based relationship between benefits under these plans and corporate performance (except that savings plan contributions are invested in common stock).

      Section 162(m). Pennzoil-Quaker State's incentive plans provide for stock option grants, annual incentive plan awards and long-term performance plan awards, each of which can be qualified as performance-based compensation under
Section 162(m) of the Internal Revenue Code. Whether one or more awards made under these incentive plans are qualified as performance-based components is in the discretion of Pennzoil-Quaker State and the Compensation Committee. Currently, some of the awards under the incentive plans are not qualified under
Section 162(m), and the Compensation Committee may determine to grant awards in the future that are not so qualified.

      The Compensation Committee continues to meet regularly and to monitor executive compensation practices and any related developments.

                                       Respectfully Submitted,



                                       The Compensation Committee
                                       Forrest R. Haselton, Chair
                                       H. John Greeniaus
                                       Terry L. Savage

March 5, 2002

                Comparison of Three-Year Cumulative Total Return

      The following performance graph compares the cumulative total stockholder return on the Common Stock to the cumulative total return of the Standard & Poor's Midcap 400 Stock Index and the Standard & Poor's Consumer Staples Index for the last three years. The graph assumes that the value of the investment in the Common Stock or in each index was $100 at December 31, 1998 and that all dividends were reinvested. The common stock of the company began trading "regular way" on the New York Stock Exchange on December 31, 1998.


                Comparison of Three-Year Cumulative Total Return

                                    [GRAPH]


                                  March      June    September   December
                                --------   --------  ---------   --------
Pennzoil-Quaker State Co.
    1998 Index................                                   100.0000
    1999 Index................   85.1261   104.5408    89.1722    73.2485
    2000 Index................   76.6203    90.0672    79.5533    99.0407
    2001 Index................  109.1360    88.3759    88.3924   114.4591

S&P Midcap 400
    1998 Index................                                   100.0000
    1999 Index................   93.5860   106.7584    97.7346   114.5416
    2000 Index................  129.0750   124.8244   139.9886   134.5989
    2001 Index................  120.0784   135,8785   113,3710   133.7616

S&P Consumer Staples
    1998 Index................                                   100.0000
    1999 Index................   97.3297    97.7996    86.8289    93.6882
    2000 Index................   85.9144    91.4200    91.3661    98.6415
    2001 Index................   90.8722    95.5934    86.0776    89.5772







  Source: Indices based on Standard & Poor's data as reported by Bloomberg L.P.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

      The following table sets forth the shares of common stock of Pennzoil-Quaker State beneficially owned as of March 31, 2002 (i) by Pennzoil-Quaker State's nominees for director, other directors, chief executive officer and four other most highly compensated executive officers and (ii) by all the foregoing and other current executive officers of Pennzoil-Quaker State as a group.

                                                          COMMON STOCK
                                                          BENEFICIALLY    PERCENTAGE
NAME                                                        OWNED(1)       OF CLASS
----                                                      -------------   ----------
Douglas S. Boyle.....................................          54,999              *
Robert A. Falivene...................................          73,043              *
Marc C. Graham.......................................          66,994              *
H. John Greeniaus....................................          52,500              *
Forrest R. Haselton..................................          10,316              *
Thomas P. Kellagher..................................         106,571              *
Berdon Lawrence......................................          48,265              *
James L. Pate........................................         927,187           1.2%
James J. Postl.......................................         565,303              *
Terry L. Savage......................................           5,830              *
Brent Scowcroft......................................          11,699              *
Gerald B. Smith......................................           4,500              *
Lorne R. Waxlax......................................          37,157              *
All the above and all other current executive officers      2,185,504           2.7%
as a group (18  persons).............................

---------------
(1) Pursuant to regulations of the SEC, securities must be listed as beneficially owned by a person who directly or indirectly holds or shares the power to vote or dispose of the securities, whether or not the person has any economic interest in the securities. In addition, a person is deemed a beneficial owner if he or she has the right to acquire beneficial ownership within 60 days, including upon exercise of a stock option or conversion of a convertible security. Shares of common stock listed as owned include those owned by the individuals and members of their immediate families or held by any of them in family trusts. Securities owned by certain family members are included in the foregoing table even where the possession or sharing of voting or dispositive power is not acknowledged. The holdings also include shares subject to stock options exercisable within 60 days (512,734 for Mr. Postl; 34,999 for Mr. Boyle; 61,666 for Mr. Falivene; 59,999 for Mr. Graham; 86,833 for Mr. Kellagher; 747,660 for Mr. Pate; 2,500 for Mr. Greeniaus, Mr. Haselton, Mr. Lawrence, Ms. Savage, Mr. Smith and Mr. Waxlax; and 1,706,572 for all the above and all other current executive officers as a group). Shares held also include conditional stock vested but not distributed and shares held under Pennzoil-Quaker State's Deferred Compensation Plan for Non-Employee Directors.

*    Less than 1%.

                   SECURITY OWNERSHIP OF CERTAIN STOCKHOLDERS

      The following table sets forth information as to persons known to possess voting or dispositive power over more than 5% of Pennzoil-Quaker State's outstanding common stock.

                                               NAME AND ADDRESS OF              NUMBER OF       PERCENTAGE
TITLE OF CLASS                                  BENEFICIAL OWNER                 SHARES          OF CLASS
--------------                              -----------------------             ----------      ----------
Common Stock..........................      Capital Research and                 10,665,900         13.4%
                                            Management Company
                                            333 South Hope Street
                                            Los Angeles, CA 90071
Common Stock..........................      Capital Group International,          4,517,720          5.7%
                                            Inc.
                                            11100 Santa Monica Blvd.
                                            Los Angeles, CA 90025

      The information in the foregoing table regarding Capital Research and Management Company ("Capital Research") is based on a filing made with the SEC reflecting ownership of common stock as of December 31, 2001. The filing states that the shares of common stock were acquired in the ordinary course of business and not for the purpose of influencing control of Pennzoil-Quaker State. The filing indicates sole dispositive power for 10,665,900 shares of common stock by Capital Research. A subsequent filing by Capital Research as of March 31, 2002 indicates sole dispositive power for 4,340,900 shares of common stock, which is 5.4% of the total outstanding shares.

      The information in the foregoing table regarding Capital Group International, Inc. and its subsidiary Capital Guardian Trust Company ("Capital Group") is based on a filing made with the SEC reflecting ownership of common stock as of December 31, 2001. The filing states that the shares of common stock were acquired in the ordinary course of business and not for the purpose of influencing control of Pennzoil-Quaker State. The filing indicates sole voting power for 4,012,820 shares of common stock and sole dispositive power for 4,517,720 shares of common stock by Capital Group.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      References are made to the captions "Director Remuneration" set forth in
Item 10, "Compensation Committee Interlocks and Insider Participation" set forth in Item 11 and "Security Ownership of Certain Stockholders" set forth in Item 12 of this filing.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PENNZOIL-QUAKER STATE COMPANY


Date:  April 30, 2002                  By: /s/ James J. Postl
                                          --------------------------------------
                                          (James J. Postl, President and
                                           Chief Executive Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          SIGNATURE                                      TITLE                         DATE
                          ---------                                     -------                        ----

/s/ James J. Postl                                             Principal Executive Officer
--------------------------------------------                       and Director                     April 30, 2002
(James J. Postl, President,
 Chief Executive Officer and Director)

/s/ Thomas P. Kellagher                                         Principal Financial and
--------------------------------------------                       Accounting Officer               April 30, 2002
(Thomas P. Kellagher, Group Vice President and
 Chief Financial Officer)

H. JOHN GREENIAUS*
FORREST R. HASELTON*
BERDON LAWRENCE*                                                 A majority of the Directors        April 30, 2002
JAMES L. PATE*                                                       of the registrant
TERRY L. SAVAGE*
BRENT SCOWCROFT*
GERALD B. SMITH*
LORNE R. WAXLAX*

*By: /s/ James J. Postl
(James J. Postl, Attorney-In-Fact)