Form 10-Q
period 2002-03-31
PENNZOIL QUAKER STATE CO
filed 2002-05-13
CIK 1068044

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE QUARTER ENDED MARCH 31, 2002  COMMISSION FILE NO. 1-14501


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
                                             ---    ---

            Number of shares of stock were outstanding, as of latest practicable date, April 30, 2002:

           Common Stock, par value $0.10 per share, 80,365,853 shares.


================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          PENNZOIL-QUAKER STATE COMPANY
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                  March 31
                                                         --------------------------
                                                               2002            2001
                                                         ----------      ----------
                                                           (expressed in thousands
                                                          except per share amounts)
REVENUES                                                 $  563,574      $  566,063
COSTS AND EXPENSES
         Cost of sales                                      372,952         389,873
         Selling, general and administrative                112,713         108,542
         Depreciation and amortization                       15,601          24,696
         Taxes, other than income                             4,170           3,194
         Interest charges                                    22,832          24,712
                                                         ----------      ----------
INCOME BEFORE INCOME TAX                                     35,306          15,046
Income tax provision                                         14,332           6,756
                                                         ----------      ----------
NET INCOME                                               $   20,974      $    8,290
                                                         ==========      ==========
BASIC EARNINGS PER SHARE                                 $     0.26      $     0.11
                                                         ==========      ==========
DILUTED EARNINGS PER SHARE                               $     0.26      $     0.10
                                                         ==========      ==========
DIVIDENDS PER COMMON SHARE                               $   0.0250      $   0.1875
                                                         ==========      ==========
AVERAGE SHARES OUTSTANDING:
         BASIC                                               79,787          78,836
         DILUTED                                             81,482          80,279
END OF PERIOD SHARES OUTSTANDING                             80,001          78,970
NET INCOME                                               $   20,974      $    8,290
Other comprehensive loss, net of tax:
         Foreign currency translation adjustment             (1,763)         (2,476)
         Unrealized gain on investment in securities             32              31
                                                         ----------      ----------
         Total other comprehensive loss                      (1,731)         (2,445)
COMPREHENSIVE INCOME                                     $   19,243      $    5,845
                                                         ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                          PENNZOIL-QUAKER STATE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                        March 31,       December 31,
                                                          2002              2001
                                                       ------------     ------------
                                                       (Unaudited)
                                                          (expressed in thousands)
ASSETS
Current assets
         Cash and cash equivalents                     $     80,200     $     86,412
         Receivables                                        294,492          269,515
         Inventories                                        209,625          199,641
         Other current assets                                58,841           66,778
                                                       ------------     ------------
Total current assets                                        643,158          622,346
Property, plant and equipment, net                          429,538          438,981
Deferred income taxes                                       253,129          266,805
Goodwill                                                    714,069          714,939
Other intangibles                                           401,346          401,261
Other assets                                                248,977          251,985
                                                       ------------     ------------
TOTAL ASSETS                                           $  2,690,217     $  2,696,317
                                                       ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
         Current maturities of long-term debt          $     98,102     $    133,733
         Accounts payable                                   172,076          163,537
         Payroll accrued                                     15,151           14,058
         Other current liabilities                          170,029          141,936
                                                       ------------     ------------
Total current liabilities                                   455,358          453,264
Total long-term debt, less current maturities             1,001,058        1,002,554
Capital lease obligations, less current maturities           54,164           55,329
Other liabilities                                           394,015          420,619
                                                       ------------     ------------
TOTAL LIABILITIES                                         1,904,595        1,931,766
                                                       ------------     ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY                                        785,622          764,551
                                                       ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  2,690,217     $  2,696,317
                                                       ============     ============

See Notes to Condensed Consolidated Financial Statements.

The Condensed Consolidated Balance Sheet as of December 31, 2001 has been derived from audited financial statements.

                          PENNZOIL-QUAKER STATE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31
                                                                   ------------------------------
                                                                       2002              2001
                                                                   ------------      ------------
                                                                      (expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                $     20,974      $      8,290
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
             Depreciation and amortization                               15,601            15,775
             Amortization of goodwill                                        --             6,225
             Amortization of intangibles determined
                to have an indefinite life                                   --             2,696
             Deferred income tax                                         13,836             6,534
             Earnings in excess of distributions from
                equity investees                                        (13,406)           (6,190)
             Other non-cash items                                         4,817             1,705
             Changes in accounts receivable                             (28,364)          (38,797)
             Changes in inventories                                     (10,580)          (22,551)
             Changes in other operating assets and liabilities           31,610           (17,499)
                                                                   ------------      ------------

         Net cash provided by (used in) operating activities             34,488           (43,812)
                                                                   ------------      ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
         Capital expenditures                                            (9,647)          (13,689)
         Acquisitions, net of cash acquired                                  --              (600)
         Proceeds from sales of assets                                    6,746             6,622
         Other investing activities                                       2,735             1,285
                                                                   ------------      ------------

         Net cash used in investing activities                             (166)           (6,382)
                                                                   ------------      ------------

CASH FLOWS USED IN FINANCING ACTIVITIES
         Repayments of debt                                             (35,167)           (2,648)
         Dividends paid                                                  (1,995)          (14,784)
         Other financing activities                                      (3,372)               --
                                                                   ------------      ------------

         Net cash used in financing activities                          (40,534)          (17,432)
                                                                   ------------      ------------


NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                 --            65,624

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (6,212)           (2,002)

CASH AND CASH EQUIVALENTS, beginning of period                           86,412            38,263
                                                                   ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                           $     80,200      $     36,261
                                                                   ============      ============

See Notes to Condensed Consolidated Financial Statements.

                          PENNZOIL-QUAKER STATE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)       GENERAL -

             The unaudited condensed consolidated financial statements included herein have been prepared by Pennzoil-Quaker State Company ("Pennzoil-Quaker State" or the "Company") and should be read in conjunction with the financial statements and the notes thereto included in Pennzoil-Quaker State's latest annual report. The foregoing financial statements include only normal recurring accruals and all adjustments which Pennzoil-Quaker State considers necessary for a fair presentation. In order to conform with the current year presentation, certain prior period items have been reclassified in the condensed consolidated financial statements in accordance with the issuance of Emerging Issues Task Force issue 01-9 entitled, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements.

(2)       NEW ACCOUNTING STANDARDS -

             In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 143 on its financial position and results of operations.

             In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 145 is effective for the Company for all financial statements issued in 2003; however, as allowed under the provisions of SFAS 145, the Company had decided to early adopt SFAS 145 (see Note 7).

(3)       GOODWILL AND INTANGIBLE ASSETS -

             At March 31, 2002 goodwill and other intangible assets consist of the following (expressed in thousands):

                                   As of March 31, 2002
                         ----------------------------------------
                                       Accumulated
                            Asset      Amortization       Net
                         -----------   ------------   -----------
Goodwill                 $   846,143   $   (132,074)  $   714,069
Tradenames(a)                428,048        (29,220)      398,828
Trademarks                     2,673           (410)        2,263
Licensee agreement               367           (112)          255
                         -----------   ------------   -----------
Total                    $ 1,277,231   $   (161,816)  $ 1,115,415
                         ===========   ============   ===========

(a) Tradenames are not being amortized under SFAS No. 142. Tradenames are deemed to have an indefinite useful life because they are expected to contribute to cash flows indefinitely. Therefore, tradenames would not be amortized until their useful life is no longer indefinite. Tradenames are tested for impairment in accordance with SFAS No. 142.

             Estimated amortization expense for each of the years ended December 31, 2002 through 2006 is $83 thousand.

             In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill and intangibles determined to have an indefinite life will no longer be amortized. In addition, goodwill must be assessed at least annually for impairment using a fair-value based approach. Effective January 1, 2002, the Company adopted SFAS No. 142. Accordingly, no amortization of goodwill or intangibles determined to have an indefinite life was recognized in the accompanying consolidated statement of operations for the three months ended March 31, 2002. In accordance with the provisions of SFAS No. 142, the Company has performed the required transitional impairment test of goodwill and intangibles determined to have an indefinite life and has determined that no impairment loss should be recognized in the current period.

             The effect of the adoption of SFAS No. 142 on the reported net income and earnings per share for the three months ended March 31, 2001 is as follows (expressed in thousands, except per share amounts):

                                                           Three months ended    Three months ended
                                                             March 31, 2002        March 31, 2001
                                                           ------------------    ------------------
Reported net income                                        $           20,974    $            8,290
Amortization of goodwill and intangibles
   determined to have an indefinite life, net of tax                       --                 7,185
                                                           ------------------    ------------------
Net income, as adjusted                                    $           20,974    $           15,475
                                                           ==================    ==================

Reported basic earnings per share                          $             0.26    $             0.11
Amortization of goodwill and intangibles
   determined to have an indefinite life, net of tax                       --                  0.09
                                                           ------------------    ------------------
Basic earnings per share, as adjusted                      $             0.26    $             0.20
                                                           ==================    ==================

Reported diluted earnings per share                        $             0.26    $             0.10
Amortization of goodwill and intangibles
   determined to have an indefinite life, net of tax                       --                  0.09
                                                           ------------------    ------------------
Diluted earnings per share, as adjusted                    $             0.26    $             0.19
                                                           ==================    ==================

(4)       DERIVATIVE INSTRUMENTS -

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

             In connection with the issuance of $150.0 million of two-year fixed rate notes in December 2000, Pennzoil-Quaker State entered into fixed-to-floating interest rate swaps to maintain its mix of variable rate versus fixed rate debt. The Company designated the swaps as fair value hedges. Under SFAS No. 133, changes in the fair value of the swaps are recognized currently in earnings along with the offsetting changes in the fair value of the associated debt. At March 31, 2002, the fair market value of the swaps of $1.8 million was recorded in other assets. During the three months ended March 31, 2002, the Company repurchased notes in the amount of $33.1 million and unwound the corresponding swap.

             In connection with the acquisition of Quaker State Corporation in December 1998, Pennzoil-Quaker State assumed the obligation for $100 million of Quaker State's 6.625% Notes due 2005. In January 2002, the Company entered into interest rate swaps relating to the 6.625% Notes due 2005 to adjust the mix of variable rate and fixed rate debt. The swaps were designated as fair value hedges and changes in the fair value are recognized in earnings along with the offsetting changes in the fair value of the associated debt. At March 31, 2002, the fair market value of the swaps of ($1.3) million was recorded in other assets.

             At March 31, 2002, the Company had $5.0 million of Canadian dollar foreign currency forward contracts to hedge the cash flow variability of U.S. dollar purchases of inventory. The forward contracts are designated as cash flow hedges of forecasted transactions. The forward contracts are recorded at fair value as an asset or liability on the Company's balance sheet with the effective portion of the gain or loss reported as a component of other comprehensive income and will be reclassified into earnings in the same period during which the transactions are settled. The $5.0 million of hedges outstanding at March 31, 2002 will settle at various times throughout the second quarter of 2002.

(5)       SUMMARIZED FINANCIAL DATA OF EXCEL PARALUBES -

             Pennzoil-Quaker State's net investment in Excel Paralubes, accounted for using the equity method and carried as a credit balance of $69.6 million at March 31, 2002 and $83.0 million at December 31, 2001 as a result of cumulative distributions in excess of earnings, is included in other liabilities on the condensed consolidated balance sheet.

             Summarized financial information for Excel Paralubes for the three months ended March 31, 2002 and 2001 on a 100% basis follows:

                            Three months ended March 31
                         --------------------------------
                             2002                 2001
                         ------------         -----------
                              (expressed in thousands)
                                       (Unaudited)
Revenues                 $     97,023         $   122,188
Gross profit                   36,342              22,685
Net income                     26,838              12,382

             Effective January 1, 2002, Excel Paralubes changed its method of accounting for planned major maintenance costs. Such costs, which were previously accrued, will be expensed as incurred. Excel Paralubes' management believes that the new method is preferable as it results in the recognition of such costs in the period they are incurred. The cumulative effect of this accounting change was $14.9 million for Excel Paralubes.

             Pennzoil-Quaker State's share of the cumulative effect was $4.4 million after-tax ($0.05 per share). The pro forma effect of the change in accounting principle would not have been materially different than the reported results for the periods presented.

(6)       SEGMENT REPORTING -

             Information with respect to revenues, operating income and other data for the Company's five operating segments is presented in the following tables (expressed in thousands).


                                                            Three months ended March 31, 2002
                                ----------------------------------------------------------------------------------------
                                            Consumer                             Supply Chain   Corporate
                                Lubricants  Products  International  Jiffy Lube  Investments   and other (b)     Total
                                ----------  --------  -------------  ----------  ------------  -------------   ---------
Unaffiliated revenues (a)       $  290,281  $ 83,216  $      56,091  $   90,506  $     46,115  $      (2,635)  $ 563,574
Intersegment revenues               17,222     5,607             --          --        32,493        (55,322)         --
                                ----------  --------  -------------  ----------  ------------  -------------   ---------
     Total revenues             $  307,503  $ 88,823  $      56,091  $   90,506  $     78,608  $     (57,957)  $ 563,574
Income (loss) before
     interest and income taxes  $   43,752  $  5,976  $       3,456  $    8,184  $     16,524  $     (19,754)  $  58,138
Goodwill (c)                    $  311,235  $292,149  $      38,348  $   72,337  $         --  $          --   $ 714,069
Tradenames (d)                  $  281,739  $117,089  $          --  $       --  $         --  $          --   $ 398,828

                                                            Three months ended March 31, 2001
                                ----------------------------------------------------------------------------------------
                                            Consumer                             Supply Chain   Corporate
                                Lubricants  Products  International  Jiffy Lube  Investments   and other (b)     Total
                                ----------  --------  -------------  ----------  ------------  -------------   ---------
Unaffiliated revenues (a)       $  303,021  $ 79,672  $      62,563  $   83,764  $     38,638  $      (1,595)  $ 566,063
Intersegment revenues               15,983     5,267            709          --        43,316        (65,275)         --
                                ----------  --------  -------------  ----------  ------------  -------------   ---------
     Total revenues             $  319,004  $ 84,939  $      63,272  $   83,764  $     81,954  $     (66,870)  $ 566,063
Income (loss) before
     interest and income taxes  $   31,268  $  4,889  $       1,158  $    4,973  $      9,660  $     (12,190)  $  39,758

(a)  Unaffiliated revenues include sales to unconsolidated affiliates.
(b)  Includes consolidating eliminations.
(c) Goodwill at December 31, 2001 was $311.2 million for lubricants, $292.1 million for consumer products, $39.3 million for international and $72.3 million for Jiffy Lube.
(d) Tradenames at December 31, 2001 were $281.7 for lubricants and $117.0 for consumer products.

(7)       DEBT -

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

             The Company's $348 million senior secured revolving credit facility contains certain financial covenants, including debt/EBITDA ratios ("leverage ratios"), an interest coverage ratio and a minimum net worth requirement, all of which must be complied with at the end of a quarterly period. The Company was in compliance with these covenants at March 31, 2002.

             Pennzoil-Quaker State's Canadian subsidiary also maintains a revolving credit facility with Canadian banks, which provides for up to $8.9 million of committed borrowings through October 2002. As of March 31, 2002 borrowings under the Company's Canadian facility totaled $7.5 million and were classified as short-term debt.

             A U.K. subsidiary of the Company maintains a revolving credit facility that provides for borrowings up to $20.0 million through July 28, 2002. Outstanding borrowings under the facility totaled $6.6 million at March 31, 2002 and were classified as short-term debt.

             In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company's commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State's senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.40% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest on or after June 1, 2001. During 2001, Standard and Poor's, Moody's and Fitch lowered the senior unsecured debt rating for the Company's debt below investment grade. To date, amounts put to the Company for repurchase have been immaterial. During the three months ended March 31, 2002, the Company chose to purchase and retire $33.1 million face amount of these notes and pretax charges of $1.4 million were recognized in other income on these transactions. As of March 31, 2002, the carrying amount of $73.2 million of indebtedness under Pennzoil-Quaker State's 9.40% Notes due in 2002 (formerly 8.65% Notes due in 2002), which includes the fair value of the swap of $1.8 million, has been classified as short-term debt.

             Debt outstanding was as follows:

                                                              March 31,       December 31,
                                                                2002              2001
                                                             -----------      ------------
                                                               (expressed in thousands)
7.375% Debentures due 2029, net of discount                  $   398,189      $    398,172
10.0% Notes due 2008, net of discount                            248,516           248,476
6.750% Notes due 2009, net of discount                           199,286           199,260
9.40% Notes due 2002, at market value, net of discount            73,232           108,271
6.625 % Notes due 2005, at market value, net of discount          98,442            99,770
Pollution control bonds, net of discount                          50,562            50,561
International debt facilities                                     24,290            24,247
Other debt                                                         6,643             7,530
                                                             -----------      ------------
        Total debt                                             1,099,160         1,136,287
Less amounts classified as current maturities                    (98,102)         (133,733)
                                                             -----------      ------------
        Total long-term debt                                 $ 1,001,058      $  1,002,554
                                                             ===========      ============

(8)       EARNINGS PER SHARE -

             Computations for basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 consist of the following:

                                                   Three months ended March 31
                                                   ---------------------------
                                                     2002               2001
                                                   --------           --------
                                                     (expressed in thousands
                                                     except per share amounts)
Net Income                                         $ 20,974           $  8,290
Basic weighted average shares                        79,787             78,836
Effect of dilutive securities (a)
    Options                                             904                935
    Awards                                              791                508
                                                   --------           --------
Diluted weighted average shares                      81,482             80,279
                                                   --------           --------
Basic earnings per share                           $   0.26           $   0.11
                                                   ========           ========
Diluted earnings per share                         $   0.26           $   0.10
                                                   ========           ========

(a) A weighted average number of options to purchase 6.5 million shares of common stock were outstanding for the three months ended March 31, 2002 and a weighted average number of options to purchase 4.7 million shares of common stock were outstanding for the three months ended March 31, 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

(9)      INVENTORIES -

             Inventory components are summarized as follows:

                                                  March 31,     December 31,
                                                    2002           2001
                                                 -----------    ------------
                                                   (expressed in thousands)
                                                 (Unaudited)
Finished goods and work in process               $   172,923    $    163,241
Raw materials and supplies                            36,702          36,400
                                                 -----------    ------------
     Total                                       $   209,625    $    199,641
                                                 ===========    ============

(10)      PROPOSED MERGER WITH SHELL OIL COMPANY -

             On March 25, 2002, Pennzoil-Quaker State Company and Shell Oil Company, a wholly-owned member of the Royal Dutch/Shell Group, announced that the companies have entered into a definitive agreement under which Shell Oil Company will acquire Pennzoil-Quaker State Company at a price of $22.00 per share in cash.

             Under the transaction, Shell Oil Company will acquire Pennzoil-Quaker State Company through a cash merger. Completion of the transaction is subject to approval by Pennzoil-Quaker State Company stockholders and customary reviews by regulatory agencies in the United States and other relevant jurisdictions. It is expected that the transaction will be completed in the second half of 2002.

(11)      RESTRUCTURING CHARGES -

             In 2001, the Company undertook a restructuring program to reduce costs and streamline operations. As part of the 2001 cost reduction plan, the Company's lubricants segment took steps to reduce manufacturing and selling expense. The consumer products segment consolidated the management and administration of its two marketing groups into one organization in Houston at the end of 2001. These charges primarily included severance for approximately 670 administrative and operational employees. As of March 31, 2002, substantially all of the employees were terminated. The remaining total severance accrual at March 31, 2002 was $11.8 million recorded in other current liabilities and $2.2 million recorded in other liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

             Pennzoil-Quaker State's operations are conducted primarily through the following five segments: (1) lubricants, (2) consumer products, (3) international, (4) Jiffy Lube and (5) supply chain investments.

CRITICAL ACCOUNTING POLICIES

             A summary of the Company's critical accounting policies is presented beginning on page 27 of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2002.

ENVIRONMENTAL MATTERS

             A summary of the Company's environmental matters is presented beginning on page 8 of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2002. There were no significant changes during the first quarter of 2002.

LEGAL PROCEEDINGS

             A summary of the Company's legal proceedings is presented beginning on page 9 of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2002. There were no significant changes during the first quarter of 2002.

RESULTS OF OPERATIONS

       FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001

             Net sales for Pennzoil-Quaker State were $548.7 million for the quarter ended March 31, 2002, a decrease of $9.9 million, or approximately 1.8%, from the same period in 2001. The decrease was primarily a result of lower sales in the lubricants and international segments, partially offset by higher sales in the consumer products and Jiffy Lube segments.

             Net income for the quarter ended March 31, 2002 was $21.0 million, or 26 cents per basic share. This compares with net income of $8.3 million, or 11 cents per basic share, for the quarter ended March 31, 2001. The increase reflects a combination of improved marketplace factors, normalized motor oil margins and a change in turnaround expense accruals combined with lower amortization expense across most segments (see Note 3). In addition, benefits from an overall lower cost structure as a result of the restructuring activities completed in 2001 are reflected in the first quarter 2002 operating results.

             The Company's effective tax rate decreased primarily as a result of the suspension of amortization of goodwill and intangibles determined to have an indefinite life.

             LUBRICANTS. Net sales for the lubricants segment were $306.8 million for the quarter ended March 31, 2002, compared to $317.4 million for the same period last year. The decrease in net sales is primarily a result of lower sales volumes associated with non-branded, low margin products. Operating income for this segment was $43.8 million for the quarter ended March 31, 2002, compared to $31.3 million for the same period last year. The increase in operating income is primarily due to improved motor oil margins and the $3.8 million suspension of amortization of goodwill and intangibles determined to have an indefinite life as the result of new accounting standards. Primarily as a result of the Company's restructuring program in 2001 to reduce cost and streamline operations, the lubricants segment reduced selling expense by $2.1 million and general and administrative expense by $1.1 million in the first quarter of 2002 compared to the first quarter of 2001. These reductions were partially offset by an increase in marketing and advertising expense of $2.3 million in the same period compared to last year.

             CONSUMER PRODUCTS. Net sales for the consumer products segment were $88.8 million for the quarter ended March 31, 2002, compared to $84.9 million for the same period last year. The increase in net sales is primarily due to higher sales of chemicals and appearance products. Operating income for this segment was $6.0 million for the quarter ended March 31, 2002, compared to $4.9 million for the same period last year. The increase in operating income is primarily due to the $3.0 million suspension of amortization of goodwill and intangibles determined to have an indefinite life as the result of new accounting standards partially offset by lower margins on fashion and accessory products. Primarily as a result of the Company's restructuring program in 2001 to reduce cost and streamline operations, the consumer products segment reduced selling expense by $0.4 million and general and administrative expense by $1.7 million in the first quarter of 2002 compared to the first quarter of 2001. These reductions were offset by an increase in marketing and advertising expense of $2.7 million in the same period compared to last year.

             INTERNATIONAL. Net sales for the international segment were $55.9 million for the quarter ended March 31, 2002, compared to $63.1 million for the same period last year. The decrease in net sales is primarily due to restructuring actions to scale back low margin operations, facilities and distribution channels. Operating income for this segment was $3.5 million for the quarter ended March 31, 2002, compared to $1.2 million for the same period last year. The increase in operating income was primarily due to lower selling, general and administrative expense and higher product margins partially offset by lower volumes. The lower selling, general and administrative expense is primarily the result of restructuring activities completed in late 2001.

             JIFFY LUBE. Net sales for this segment were $87.5 million for the quarter ended March 31, 2002, compared to net sales of $82.7 million for the same period in 2001. Other income for this segment for the quarter ended March 31, 2002 was $3.0 million, compared to $1.1 million for the same period in 2001. Operating income from this segment for the quarter ended March 31, 2002 was $8.2 million, compared to $5.0 million for the same period in 2001. The increase in operating income is primarily due to higher comparable sales in company-operated centers in 2002 and the $1.7 million suspension of the amortization of goodwill.

             SUPPLY CHAIN INVESTMENTS. Net sales for this segment were $65.2 million for the quarter ended March 31, 2002, compared to net sales of $75.8 million for the same period in 2001. Other income for this segment for the quarter ended March 31, 2002, was $13.5 million compared to $6.2 million for the same period in 2001. The equity income from the 50/50 Excel Paralubes partnership with Conoco Inc., which is recorded using the equity method of accounting, is included in other income. Operating income from this segment for the quarter ended March 31, 2002 was $16.5 million compared to operating income of $9.7 million for the same period in 2001. The increase in operating income reflects increased base oil production and a change in turnaround expense accruals (see Note 5), partially offset by lower base oil margins.

CAPITAL RESOURCES AND LIQUIDITY

             CASH FLOW. As of March 31, 2002, Pennzoil-Quaker State had cash and cash equivalents of $80.2 million. During the three months ended March 31, 2002, cash and cash equivalents decreased $6.2 million. The increase in cash provided by operating activities is due to improved earnings and changes in working capital.

             LIQUIDITY. The Company's ability to satisfy its debt obligations and to pay principal and interest on its debt, fund working capital and make capital expenditures will depend upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. Based on current and anticipated levels of operations and conditions in our markets, the Company believes that cash on hand plus cash flow from operations will be adequate for the foreseeable future to make required payments of principal and interest on debt, and fund working capital and capital expenditure requirements. In addition, the Company has sufficient availability under its credit facilities to fund working capital needs and capital expenditures if necessary. In the event of cash flow constraints, capital expenditures could be postponed to fund other obligations if required. Beginning in the third quarter of 2001, the Company reduced its dividend to the equivalent of $0.10 per share annually.

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

             The Company's $348 million senior secured revolving credit facility contains certain financial covenants, including debt/EBITDA ratios ("leverage ratios"), an interest coverage ratio and a minimum net worth requirement, all of which must be complied with at the end of a quarterly period. The Company was in compliance with these covenants at March 31, 2002.

             Pennzoil-Quaker State's Canadian subsidiary also maintains a revolving credit facility with Canadian banks, which provides for up to $8.9 million of committed borrowings through October 2002. As of March 31, 2002 borrowings under the Company's Canadian facility totaled $7.5 million and were classified as short-term debt.

             A U.K. subsidiary of the Company maintains a revolving credit facility that provides for borrowings up to $20.0 million through July 28, 2002. Outstanding borrowings under the facility totaled $6.6 million at March 31, 2002 and were classified as short-term debt.

             In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company's commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State's senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.40% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest on or after June 1, 2001. To date, amounts put to the Company for repurchase have been immaterial. During

2001, Standard and Poor's, Moody's and Fitch lowered the senior unsecured debt rating for the Company's debt below investment grade. The notes, which are carried at fair market value due to the interest rate swaps discussed in Note 4, are currently trading above 100% face value plus accrued interest. During the three months ended March 31, 2002, the Company chose to purchase and retire $33.1 million face amount of these notes. As of March 31, 2002, the carrying amount of $73.2 million of indebtedness under Pennzoil-Quaker State's 9.40% Notes due in 2002 (formerly 8.65% Notes due in 2002) has been classified as short-term debt.

             ACCOUNTS RECEIVABLE. Pennzoil-Quaker State, through its wholly owned subsidiary Pennzoil Receivables Company ("PRC"), sells certain of its accounts receivable to a third party purchaser. PRC is a special limited purpose corporation and the assets of PRC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The Company renewed the receivable sales facility in April 2002 to provide for ongoing sales of up to $110.0 million through October 14, 2002. The Company's net accounts receivable sold under its receivable sales facility totaled $110.0 million at March 31, 2002 and December 31, 2001.


             The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $275.0 million, through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation ("PLCAC"). The assets of PLCAC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. Through March 31, 2002, the Company sold a total of $234.4 million of notes receivable under this agreement, of which $138.7 million were outstanding to the third party purchaser at March 31, 2002. Through December 31, 2001, the Company sold a total of $233.3 million of notes receivable under this agreement, of which $145.5 million were outstanding to the third party purchaser at December 31, 2001.

HEDGING ACTIVITIES

             In connection with the issuance of $150.0 million of two-year fixed rate notes in December 2000, Pennzoil-Quaker State entered into fixed-to-floating interest rate swaps to maintain its mix of variable rate versus fixed rate debt. During the three months ended March 31, 2002, the Company repurchased notes in the amount of $33.1 million and unwound the corresponding swap.

             In January 2002, the Company entered into interest rate swaps relating to the 6.625% Notes due 2005 to adjust the mix of variable rate and fixed rate debt. At March 31, 2002, the fair market value of the swap of ($1.3) million was recorded in other assets.

             Pennzoil-Quaker State enters into forward exchange contracts and options to minimize the impact of foreign currency fluctuations on the results of operations. At March 31, 2002, the Company had $5.0 million of Canadian dollar foreign currency forward contracts to hedge the cash flow variability of U.S. dollar purchases of inventory. The $5.0 million of hedges outstanding at March 31, 2002 will settle at various times throughout the second quarter of 2002.

FORWARD-LOOKING STATEMENTS - SAFE HARBOR PROVISIONS

             This quarterly report on Form 10-Q of Pennzoil-Quaker State for the quarter ended March 31, 2002 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. Where, in any forward-looking statements, Pennzoil-Quaker State expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

             The factors described in Pennzoil Quaker State's latest annual report on Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and the following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; energy prices; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

             In November 2001, Pennzoil-Quaker State issued $250 million of Senior Notes due in 2008. See Note 7 of Notes to Condensed Consolidated Financial Statements for further discussion of the notes. Certain of the Company's direct and indirect wholly owned subsidiaries (the "Guarantors") fully and unconditionally guarantee the notes and the related credit facility of Pennzoil-Quaker State and all guarantees are joint and several.

             The following are condensed consolidating financial statements which present, in separate columns: Pennzoil-Quaker State Company carrying its investment in subsidiaries under the equity method (the "Parent"); the subsidiary Guarantors on a combined, or where appropriate, consolidated basis, carrying its investment in the subsidiary non-guarantors under the equity method; and the remaining subsidiaries (the "Non-Guarantors") on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of March 31, 2002 and December 31, 2001 and for the quarters ended March 31, 2002 and 2001.

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                      FOR THE QUARTER ENDED MARCH 31, 2002


                                              Parent Only                                                            Consolidated
                                               Pennzoil-                                                               Pennzoil-
                                              Quaker State                                                           Quaker State
                                                Company         Guarantors     Non-Guarantors      Eliminations         Company
                                              ------------      ----------     --------------      ------------      ------------
                                                                          (expressed in thousands)
                                                                                (unaudited)
REVENUES
     Net sales                                $    358,097      $  161,551     $       95,470      $    (66,398)     $    548,720
     Other income, net                              (3,621)          2,741             16,350              (616)           14,854
     Equity in earnings (losses) of
        unconsolidated subsidiaries                 22,267             151                 --           (22,418)               --
                                              ------------      ----------     --------------      ------------      ------------
                                                   376,743         164,443            111,820           (89,432)          563,574
COSTS AND EXPENSES
     Cost of sales                                 247,416         112,130             79,804           (66,398)          372,952
     Selling, general and administrative            78,244          25,059             10,026              (616)          112,713
     Depreciation and amortization                   8,913           5,397              1,291                --            15,601
     Taxes, other than income                        1,856           1,590                724                --             4,170
     Interest charges                               18,403           1,983              2,446                --            22,832
                                              ------------      ----------     --------------      ------------      ------------
INCOME BEFORE INCOME TAX                            21,911          18,284             17,529           (22,418)           35,306
Income tax provision                                   937           6,431              6,964                              14,332
                                              ------------      ----------     --------------      ------------      ------------
NET INCOME                                    $     20,974      $   11,853     $       10,565      $    (22,418)     $     20,974
                                              ============      ==========     ==============      ============      ============

NET INCOME                                    $     20,974      $   11,853     $       10,565      $    (22,418)     $     20,974
Other comprehensive loss, net of tax:
     Foreign currency translation adjustment            --             140             (1,903)               --            (1,763)
     Unrealized gain on
        investment in securities                        --              --                 32                --                32
                                              ------------      ----------     --------------      ------------      ------------
     Total other comprehensive loss                     --             140             (1,871)               --            (1,731)
COMPREHENSIVE INCOME                          $     20,974      $   11,993     $        8,694      $    (22,418)     $     19,243
                                              ============      ==========     ==============      ============      ============

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                      FOR THE QUARTER ENDED MARCH 31, 2001


                                              Parent Only                                                            Consolidated
                                               Pennzoil-                                                               Pennzoil-
                                              Quaker State                                                           Quaker State
                                                Company         Guarantors     Non-Guarantors      Eliminations         Company
                                              ------------      ----------     --------------      ------------      ------------
                                                                          (expressed in thousands)
                                                                                (unaudited)
REVENUES
     Net sales                                $    355,197      $  155,998     $      108,506      $    (61,083)     $    558,618
     Other income, net                              (1,655)          1,105             11,556            (3,561)            7,445
     Equity in earnings (losses ) of
        unconsolidated subsidiaries                 23,358          (1,698)                --           (21,660)               --
                                              ------------      ----------     --------------      ------------      ------------
                                                   376,900         155,405            120,062           (86,304)          566,063
COSTS AND EXPENSES
     Cost of sales                                 255,787         104,471             90,698           (61,083)          389,873
     Selling, general and administrative            72,641          27,395             12,067            (3,561)          108,542
     Depreciation and amortization                  12,434           9,550              2,712                --            24,696
     Taxes, other than income                        1,511           1,231                452                --             3,194
     Interest charges                               20,383           1,998              2,331                --            24,712
                                              ------------      ----------     --------------      ------------      ------------
INCOME BEFORE INCOME TAX                            14,144          10,760             11,802           (21,660)           15,046
Income tax provision                                 5,854             734                168                --             6,756
                                              ------------      ----------     --------------      ------------      ------------
NET INCOME                                    $      8,290      $   10,026     $       11,634      $    (21,660)     $      8,290
                                              ============      ==========     ==============      ============      ============

NET INCOME (LOSS)                             $      8,290      $   10,026     $       11,634      $    (21,660)     $      8,290
Other comprehensive loss, net of tax:
     Foreign currency translation adjustment            --            (623)            (1,853)               --            (2,476)
     Unrealized gain on
        investment in securities                        --              --                 31                --                31
                                              ------------      ----------     --------------      ------------      ------------
     Total other comprehensive loss                     --            (623)            (1,822)               --            (2,445)
COMPREHENSIVE INCOME                          $      8,290      $    9,403     $        9,812      $    (21,660)     $      5,845
                                              ============      ==========     ==============      ============      ============

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2002

                                              Parent Only                                                            Consolidated
                                               Pennzoil-                                                               Pennzoil-
                                              Quaker State                                                           Quaker State
                                                Company          Guarantors      Non-Guarantors      Eliminations       Company
                                              ------------       ----------      --------------      ------------    ------------
                                                                            (expressed in thousands)
                                                                                  (unaudited)
                     ASSETS

Current assets
    Cash and cash equivalents                  $     63,341      $    1,614      $       15,245      $         --    $     80,200
    Receivables                                      51,764          92,970             147,842             1,916         294,492
    Accounts receivable affiliated                2,680,131         764,487              36,250        (3,480,868)             --
    Inventories                                     113,265          70,466              25,894                --         209,625
    Other current assets                             10,886           7,922               4,729            35,304          58,841
                                               ------------      ----------      --------------      ------------    ------------
Total current assets                              2,919,387         937,459             229,960        (3,443,648)        643,158
Property, plant and equipment, net                  184,380         217,152              28,006                --         429,538
Investment in consolidated subsidiaries               2,403              --               3,026                --           5,429
Investment in unconsolidated subsidiaries           998,031          41,556             161,874        (1,201,461)             --
Deferred income taxes                                    --              --                  --           253,129         253,129
Goodwill                                            350,490         318,276              45,303                --         714,069
Other intangibles                                   281,819         117,032               2,495                --         401,346
Other assets                                        172,485          45,285              25,778                --         243,548
                                               ------------      ----------      --------------      ------------    ------------
TOTAL ASSETS                                   $  4,908,995      $1,676,760      $      496,442      $ (4,391,980)   $  2,690,217
                                               ============      ==========      ==============      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Current maturities of long-term debt       $     73,424      $      375      $       24,303      $         --    $     98,102
    Accounts payable                                109,633          41,324              23,324            (2,205)        172,076
    Accounts payable affiliated                   2,914,915         955,731            (416,318)       (3,454,328)             --
    Payroll accrued                                   9,995           4,737                 419                --          15,151
    Other current liabilities                        94,282          54,748              19,083             1,916         170,029
                                               ------------      ----------      --------------      ------------    ------------
Total current liabilities                         3,202,249       1,056,915            (349,189)       (3,454,617)        455,358
Total long-term debt, less current maturities       995,252           5,617                 189                --       1,001,058
Long-term debt affiliated                             8,000         (23,663)             15,663                --              --
Deferred income taxes                              (325,935)         10,889              26,613           288,433              --
Capital lease obligations                                --          52,642               1,522                --          54,164
Investment in unconsolidated subsidiaries                --              --              69,586                --          69,586
Other liabilities                                   231,740          12,755              79,934                --         324,429
                                               ------------      ----------      --------------      ------------    ------------
TOTAL LIABILITIES                                 4,111,306       1,115,155            (155,682)       (3,166,184)      1,904,595
                                               ------------      ----------      --------------      ------------    ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY                                797,689         561,605             652,124        (1,225,796)        785,622
                                               ------------      ----------      --------------      ------------    ------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                        $  4,908,995      $1,676,760      $      496,442      $ (4,391,980)   $  2,690,217
                                               ============      ==========      ==============      ============    ============

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF DECEMBER 31, 2001

                                              Parent Only                                                             Consolidated
                                               Pennzoil-                                                                Pennzoil-
                                              Quaker State                                                            Quaker State
                                                Company         Guarantors      Non-Guarantors      Eliminations         Company
                                              ------------      ----------      --------------      ------------      ------------
                                                                           (expressed in thousands)
                                                                                   (audited)
                   ASSETS

Current assets
     Cash and cash equivalents                $     77,481      $   (3,837)     $       12,768      $         --      $     86,412
     Receivables                                     8,400          90,835             170,280                --           269,515
     Accounts receivable affiliated              2,880,055         691,811              36,233        (3,608,099)               --
     Inventories                                   100,334          74,055              25,252                --           199,641
     Other current assets                           12,987          14,143               4,162            35,486            66,778
                                              ------------      ----------      --------------      ------------      ------------
Total current assets                             3,079,257         867,007             248,695        (3,572,613)          622,346
Property, plant and equipment, net                 183,156         226,774              29,051                --           438,981
Investment in consolidated subsidiaries            991,079          42,113             161,874        (1,195,066)               --
Investment in unconsolidated subsidiaries            2,578              --               3,071                --             5,649
Deferred income taxes                                   --              --                  --           266,805           266,805
Goodwill                                           350,480         318,286              46,173                --           714,939
Other intangibles                                  281,750         117,032               2,479                --           401,261
Other assets                                       201,578          46,748              (1,990)               --           246,336
                                              ------------      ----------      --------------      ------------      ------------
TOTAL ASSETS                                  $  5,089,878      $1,617,960      $      489,353      $ (4,500,874)     $  2,696,317
                                              ============      ==========      ==============      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt     $    108,505      $      516      $       24,712      $         --      $    133,733
     Accounts payable                              108,129          44,973              12,923            (2,488)          163,537
     Accounts payable affiliated                 3,116,229         884,656            (419,611)       (3,581,274)               --
     Payroll accrued                                 7,849           5,669                 540                --            14,058
     Other current liabilities                      65,511          57,760              18,665                --           141,936
                                              ------------      ----------      --------------      ------------      ------------
Total current liabilities                        3,406,223         993,574            (362,771)       (3,583,762)          453,264
Total long-term debt, less current maturities      996,604           5,757                 193                --         1,002,554
Long-term debt affiliated                            8,000         (23,423)             15,423                --                --
Deferred income taxes                             (338,093)          8,771              27,031           302,291                --
Capital lease obligations                               --          53,779               1,550                --            55,329
Investment in unconsolidated subsidiaries               --              --              83,005                --            83,005
Other liabilities                                  242,259          14,271              81,084                --           337,614
                                              ------------      ----------      --------------      ------------      ------------
TOTAL LIABILITIES                                4,314,993       1,052,729            (154,485)       (3,281,471)        1,931,766
                                              ------------      ----------      --------------      ------------      ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY                               774,885         565,231             643,838        (1,219,403)          764,551
                                              ------------      ----------      --------------      ------------      ------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                       $  5,089,878      $1,617,960      $      489,353      $ (4,500,874)     $  2,696,317
                                              ============      ==========      ==============      ============      ============


                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATING CASH FLOWS
                              AS OF MARCH 31, 2002

                                                  Parent Only                                                         Consolidated
                                                   Pennzoil-                                                            Pennzoil-
                                                  Quaker State                                                        Quaker State
                                                    Company       Guarantors      Non-Guarantors      Eliminations       Company
                                                  ------------    ----------      --------------      ------------    ------------
                                                                             (expressed in thousands)
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided by operating activities    $     28,900    $    2,200      $        3,388      $         --   $     34,488
CASH FLOWS USED IN INVESTING ACTIVITIES
     Capital Expenditures                               (5,525)       (3,769)               (353)               --         (9,647)
     Proceeds from sales of assets                          30         6,687                  29                --          6,746
     Other investing activities                          1,024         1,853                (142)               --          2,735
                                                  ------------    ----------      --------------      ------------   ------------
           Net cash used in investing activities        (4,471)        4,771                (466)               --           (166)
                                                  ------------    ----------      --------------      ------------   ------------
CASH FLOWS USED IN FINANCING ACTIVITIES
     Repayments of debt                                (33,202)       (1,520)               (445)               --        (35,167)
     Dividends paid                                     (1,995)           --                  --                --         (1,995)
     Other financing activities                         (3,372)           --                  --                --         (3,372)
                                                  ------------    ----------      --------------      ------------   ------------
           Net cash used in financing activities       (38,569)       (1,520)               (445)               --        (40,534)
                                                  ------------    ----------      --------------      ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS              (14,140)        5,451               2,477                --         (6,212)
CASH AND CASH EQUIVALENTS, beginning of period          77,481        (3,837)             12,768                --         86,412
                                                  ------------    ----------      --------------      ------------   ------------
CASH AND CASH EQUIVALENTS, end of period          $     63,341    $    1,614      $       15,245      $         --   $     80,200
                                                  ============    ==========      ==============      ============   ============

                 PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
                       CONDENSED CONSOLIDATING CASH FLOWS
                              AS OF MARCH 31, 2001

                                                  Parent Only                                                         Consolidated
                                                   Pennzoil-                                                            Pennzoil-
                                                  Quaker State                                                        Quaker State
                                                    Company       Guarantors      Non-Guarantors      Eliminations       Company
                                                  ------------    ----------      --------------      ------------    ------------
                                                                             (expressed in thousands)
                                                                                    (Audited)
CASH FLOWS USED IN OPERATING ACTIVITIES
     Net cash used in operating activities        $     18,132    $   (4,720)     $      (57,224)     $         --    $    (43,812)
CASH FLOWS USED IN INVESTING ACTIVITIES
     Capital Expenditures                               (8,112)       (3,134)             (2,443)               --         (13,689)
     Acquisitions, net of cash acquired                     --            --                (600)               --            (600)
     Proceeds from sales of assets                       5,061         1,496                  65                --           6,622
     Other investing activities                            897           903                (515)               --           1,285
                                                  ------------    ----------      --------------      ------------    ------------
           Net cash used in investing activities        (2,154)         (735)             (3,493)               --          (6,382)
                                                  ------------    ----------      --------------      ------------    ------------
CASH FLOWS USED IN FINANCING ACTIVITIES
     Net proceeds from (repayments of) debt              5,390           587              (8,625)               --          (2,648)
     Dividends paid                                    (14,784)           --                  --                --         (14,784)
                                                  ------------    ----------      --------------      ------------    ------------
           Net cash used in financing activities        (9,394)          587              (8,625)               --         (17,432)
                                                  ------------    ----------      --------------      ------------    ------------
CASH PROVIDED BY DISCONTINUED OPERATIONS                    --            --              65,624                --          65,624
NET INCREASE IN CASH AND CASH EQUIVALENTS                6,584        (4,868)             (3,718)               --          (2,002)
CASH AND CASH EQUIVALENTS, beginning of period          18,777         1,745              17,741                --          38,263
                                                  ------------    ----------      --------------      ------------    ------------
CASH AND CASH EQUIVALENTS, end of period          $     25,361    $   (3,123)     $       14,023      $         --    $     36,261
                                                  ============    ==========      ==============      ============    ============

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits -

         10.1(a) Pennzoil-Quaker State Company 2000 Long-Term Performance Incentive Program (as amended and restated March 25, 2002).

         10.1(b) Pennzoil-Quaker State Company 2001 Long-Term Performance Incentive Program (as amended and restated March 25, 2002).

         10.1(c) Pennzoil-Quaker State Company 2002 Long-Term Performance Incentive Program (as amended and restated March 25, 2002).

         10.2        First Amendment to Executive Severance Plan dated March 25,
                     2002.

         10.3        Consulting Agreement with James L. Pate dated March 5,
                     2002.

         10.4        Consulting Agreement with James J. Postl dated March 5,
                     2002.

         12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2002 and 2001.

 (b)    Reports -

               During the first quarter of 2002, Pennzoil-Quaker State filed the following Current Reports on Form 8-K with the Securities and Exchange
Commission:

       Date of Report               Items Reported
       --------------               --------------
       February 4, 2002             Restatement of financial results for the
                                    quarters ended September 30, June 30 and
                                    March 31, 2001, for each quarter in the year
                                    ended December 31, 2000 and for the years
                                    ended December 31, 2000 and 1999.

       March 25, 2002               Change in Pennzoil-Quaker State's certifying
                                    accountants from Arthur Andersen LLP to
                                    PricewaterhouseCoopers LLP.

       March 29, 2002               Information related to Pennzoil-Quaker
                                    State's Agreement and Plan of merger with
                                    Shell Oil Company, Shell ND Company and a
                                    wholly owned subsidiary of Shell.

                                    SIGNATURE



                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PENNZOIL-QUAKER STATE COMPANY
                                            Registrant




                                            /s/ N Michael J. Maratea
                                            ------------------------
                                            Michael J. Maratea
                                            Vice President and Controller



May 9, 2002

                               INDEX TO EXHIBITS

         EXHIBIT
         NUMBER      DESCRIPTION
         -------     -----------
         10.1(a)     Pennzoil-Quaker State Company 2000 Long-Term Performance
                     Incentive Program (as amended and restated March 25, 2002).

         10.1(b)     Pennzoil-Quaker State Company 2001 Long-Term Performance
                     Incentive Program (as amended and restated March 25, 2002).

         10.1(c)     Pennzoil-Quaker State Company 2002 Long-Term Performance
                     Incentive Program (as amended and restated March 25, 2002).

         10.2        First Amendment to Executive Severance Plan dated March 25,
                     2002.

         10.3        Consulting Agreement with James L. Pate dated March 5,
                     2002.

         10.4        Consulting Agreement with James J. Postl dated March 5,
                     2002.

         12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2002 and 2001.