Form 10-Q
period 2002-06-30
PENNZOIL QUAKER STATE CO
filed 2002-08-13
CIK 1068044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002	Commission File No. 1-14501

PENNZOIL-QUAKER STATE COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0200625 (I.R.S. Employer Identification No.)

Pennzoil Place, P.O. Box 2967
Houston, Texas 77252-2967
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 546-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  . No       .

Number of shares of stock were outstanding, as of latest practicable date, July 31, 2002:

Common Stock, par value $0.10 per share, 80,707,033 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(expressed in thousands except per share amounts)
REVENUES	$590,434	$601,001	$1,154,008	$1,167,064
COSTS AND EXPENSES
Cost of sales (excluding depreciation and amortization)	385,400	426,840	758,352	816,713
Selling, general and administrative	114,081	124,470	226,794	233,012
Depreciation and amortization	15,588	30,938	31,189	55,634
Taxes, other than income	4,121	3,919	8,291	7,113
Interest charges, net	23,023	24,165	45,855	48,877

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX	48,221	(9,331)	83,527	5,715
Income tax provision (benefit)	19,568	(6,448)	33,900	308

INCOME (LOSS) FROM CONTINUING OPERATIONS	28,653	(2,883)	49,627	5,407
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(2,465)	—	(2,465)

NET INCOME (LOSS)	$28,653	$(5,348)	$49,627	$2,942

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.36	$(0.04)	$0.62	$0.07
Discontinued operations	—	(0.03)	—	(0.03)

	$0.36	$(0.07)	$0.62	$0.04

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.34	$(0.04)	$0.60	$0.07
Discontinued operations	—	(0.03)	—	(0.03)

	$0.34	$(0.07)	$0.60	$0.04

DIVIDENDS PER COMMON SHARE	$0.0250	$0.1875	$0.0500	$0.3750

AVERAGE SHARES OUTSTANDING:
BASIC	80,406	79,107	80,110	78,971
DILUTED	83,840	79,107	82,668	79,693
END OF PERIOD SHARES OUTSTANDING	80,671	79,261	80,671	79,261
NET INCOME (LOSS)	$28,653	$(5,348)	$49,627	$2,942
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	(2,076)	315	(3,839)	(2,161)
Unrealized loss on investment in securities and other	(123)	(175)	(91)	(144)

Total other comprehensive income (loss)	(2,199)	140	(3,930)	(2,305)
COMPREHENSIVE INCOME (LOSS)	$26,454	$(5,208)	$45,697	$637

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2002	2001

	(unaudited)
	(expressed in thousands)
ASSETS
Current assets
Cash and cash equivalents	$124,980	$86,412
Receivables	286,471	269,515
Inventories	200,098	199,641
Other current assets	62,104	66,778

Total current assets	673,653	622,346
Property, plant and equipment, net	424,597	438,981
Deferred income taxes	238,541	266,805
Goodwill	714,857	714,939
Other intangibles	401,496	401,261
Other assets	251,078	251,985

TOTAL ASSETS	$2,704,222	$2,696,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$94,564	$133,733
Accounts payable	177,279	163,537
Payroll accrued	20,650	14,058
Other current liabilities	147,432	141,936

Total current liabilities	439,925	453,264
Total long-term debt, less current maturities	1,001,447	1,002,554
Capital lease obligations, less current maturities	52,137	55,329
Other liabilities	390,434	420,619

TOTAL LIABILITIES	1,883,943	1,931,766

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY	820,279	764,551

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,704,222	$2,696,317

The accompanying notes are an integral part of these condensed consolidated financial statements.
The Condensed Consolidated Balance Sheet as of December 31, 2001 has been derived from audited financial statements.

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,

	2002	2001

	(expressed in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,627	$2,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,189	37,956
Amortization of goodwill	—	12,286
Amortization of intangibles determined to have an indefinite life	—	5,392
Deferred income tax	32,566	(1,292)
Earnings in excess of distributions from equity investees	(10,848)	(3,819)
Other non-cash items	11,175	17,770
Loss from discontinued operations	—	4,074
Changes in accounts receivable	(22,210)	(63,995)
Changes in inventories	(2,206)	(32,055)
Changes in accounts payable	15,642	(23,381)
Changes in other operating assets and liabilities	(11,358)	(34,782)

Net cash provided by (used in) operating activities	93,577	(78,904)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(21,578)	(24,963)
Acquisitions, net of cash acquired	—	(700)
Proceeds from sales of assets	7,665	9,592
Other investing activities	3,440	14,382

Net cash used in investing activities	(10,473)	(1,689)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments of debt	(39,695)	(38,629)
Dividends paid	(4,009)	(29,628)
Other financing activities	(832)	—

Net cash used in financing activities	(44,536)	(68,257)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	114,270
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,568	(34,580)
CASH AND CASH EQUIVALENTS, beginning of period	86,412	38,263

CASH AND CASH EQUIVALENTS, end of period	$124,980	$3,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) General -

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of Pennzoil-Quaker State Company (“Pennzoil-Quaker State” or the “Company”). Those comments should be read in conjunction with these notes. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q. The foregoing financial statements include only normal recurring accruals and all adjustments which Pennzoil-Quaker State considers necessary for a fair presentation.

     In order to conform with the current year presentation, certain prior period items have been reclassified in the condensed consolidated financial statements in accordance with the issuance of Emerging Issues Task Force issue 01-9 entitled, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products” which addresses when sales incentives and discounts should be recognized, as well as where the related revenues and expenses should be classified in the financial statements.

(2) New Accounting Standards -

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 143 on its financial position and results of operations.

     In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. As allowed under the provisions of SFAS 145, the Company had decided to early adopt SFAS 145 (see Note 7).

PART I. FINANCIAL INFORMATION — continued

(3) Goodwill and Intangible Assets -

     At June 30, 2002 goodwill and other intangible assets consist of the following (expressed in thousands):

	As of June 30, 2002

		Accumulated
	Asset	Amortization	Net

Goodwill	$845,486	$(130,629)	$714,857
Tradenames (a)	428,048	(29,289)	398,759
Trademarks	2,909	(436)	2,473
Licensee agreement	394	(130)	264

Total	$1,276,837	$(160,484)	$1,116,353

(a)	Tradenames are not being amortized under SFAS No. 142. Tradenames are deemed to have an indefinite useful life because they are expected to contribute to cash flows indefinitely. Therefore, tradenames would not be amortized until their useful life is no longer indefinite. Tradenames are tested for impairment in accordance with SFAS No. 142.

     Estimated amortization expense for each of the years ended December 31, 2002 through 2006 is $83,000.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill and intangibles determined to have an indefinite life will no longer be amortized. In addition, goodwill must be assessed at least annually for impairment using a fair-value based approach. Effective January 1, 2002, the Company adopted SFAS No. 142. Accordingly, no amortization of goodwill or intangibles determined to have an indefinite life was recognized in the accompanying consolidated statement of operations for the three and six months ended June 30, 2002. In accordance with the provisions of SFAS No. 142, the Company has performed the required transitional impairment test of goodwill and intangibles determined to have an indefinite life and has determined that no impairment loss should be recognized in the current period.

     The Company’s effective tax rate decreased primarily as a result of the suspension of amortization of goodwill and intangibles determined to have an indefinite life.

PART I. FINANCIAL INFORMATION — continued

     The effect of the adoption of SFAS No. 142 on the reported net income and earnings per share for the three and six months ended June 30, 2001 is as follows (expressed in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Reported net income	$28,653	$(5,348)	$49,627	$2,942
Amortization of goodwill and intangibles determined to have an indefinite life, net of tax	—	7,052	—	14,237

Net income, as adjusted	$28,653	$1,704	$49,627	$17,179

Reported basic earnings per share	$0.36	$(0.07)	$0.62	$0.04
Amortization of goodwill and intangibles determined to have an indefinite life, net of tax	—	0.09	—	0.18

Basic earnings per share, as adjusted	$0.36	$0.02	$0.62	$0.22

Reported diluted earnings per share	$0.34	$(0.07)	$0.60	$0.04
Amortization of goodwill and intangibles determined to have an indefinite life, net of tax	—	0.09	—	0.18

Diluted earnings per share, as adjusted	$0.34	$0.02	$0.60	$0.22

(4) Derivative Instruments -

     At times, the Company has utilized swaps and forward contracts to manage certain risks resulting from fluctuations in interest rates and foreign currency exchange rates. In connection with the issuance of $150.0 million of two-year fixed rate notes in December 2000, Pennzoil-Quaker State entered into fixed-to-floating interest rate swaps to maintain its mix of variable rate versus fixed rate debt. The Company designated the swaps as fair value hedges. Under SFAS No. 133, changes in the fair value of the swaps are recognized currently in earnings along with the offsetting changes in the fair value of the associated debt. At June 30, 2002, the fair market value of the swap of $1.3 million was recorded in other assets. During the six months ended June 30, 2002, the Company repurchased notes in the amount of $34.8 million and unwound the corresponding swap.

     In connection with the acquisition of Quaker State Corporation in December 1998, Pennzoil-Quaker State assumed the obligation for $100 million of Quaker State’s 6.625% Notes due 2005. In January 2002, the Company entered into interest rate swaps relating to the 6.625% Notes due 2005 to adjust the mix of variable rate and fixed rate debt. The swaps were designated as fair value hedges and changes in the fair value are recognized in earnings along with the offsetting changes in the fair value of the associated debt. At June 30, 2002, the fair market value of the swaps of $1.7 million was recorded in other assets.

     At June 30, 2002, the Company had $6.0 million of Canadian dollar foreign currency forward contracts to hedge the cash flow variability of U.S. dollar purchases of inventory. The forward contracts are designated as cash flow hedges of forecasted transactions. The forward contracts are recorded at fair value as an asset or liability on the Company’s balance sheet with the effective portion of the gain or loss reported as a component of other comprehensive income and will be reclassified into earnings in the same period during which the transactions are settled. The $6.0 million of hedges outstanding at June 30, 2002 will settle at various times throughout the third quarter of 2002.

PART I. FINANCIAL INFORMATION — continued

(5) Summarized Financial Data of Excel Paralubes -

     Pennzoil-Quaker State’s net investment in Excel Paralubes, a 50/50 partnership with Conoco Inc., is accounted for using the equity method and is carried as a credit balance of $72.1 million at June 30, 2002 and $83.0 million at December 31, 2001. The credit balance is a result of cumulative distributions in excess of earnings and is included in other liabilities on the condensed consolidated balance sheet.

     Summarized financial information for Excel Paralubes for the three and six months ended June 30, 2002 and 2001 on a 100% basis follows:

	Three months ended June 30		Six months ended June 30

	2002	2001	2002	2001

		(Expressed in thousands)
		(Unaudited)
Revenues	$106,236	$100,081	$203,259	$222,269
Operating earnings	16,757	20,117	53,099	42,802
Net income	7,362	10,048	34,200	22,430

     Effective January 1, 2002, Excel Paralubes changed its method of accounting for planned major maintenance costs. Such costs, which were previously accrued, will now be expensed as incurred. Excel Paralubes’ management believes that the new method is preferable as it results in the recognition of such costs in the period they are incurred. The cumulative effect of this accounting change was $14.9 million for Excel Paralubes.

     Pennzoil-Quaker State’s share of the cumulative effect was $4.4 million after-tax ($0.05 per share). The pro forma effect of the change in accounting principle would not have been materially different than the reported results for the periods presented.

PART I. FINANCIAL INFORMATION — continued

(6) Segment Reporting -

     Information with respect to revenues, operating income and other data for the Company’s five operating segments is presented in the following tables (expressed in thousands).

	Three months ended June 30, 2002

		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (a)	Total

Unaffiliated revenues	$305,150	$97,407	$58,657	$93,443	$36,730	$(953)	$590,434
Intersegment revenues	17,853	5,477	84	19	34,488	(57,921)	—

Total revenues	$323,003	$102,884	$58,741	$93,462	$71,218	$(58,874)	$590,434
Income before interest and income taxes	$52,103	$12,678	$4,494	$9,077	$11,312	$(18,420)	$71,244
Goodwill (b)	$311,235	$292,149	$40,095	$71,378	$—	$—	$714,857
Tradenames (c)	$281,739	$117,020	$—	$—	$—	$—	$398,759

	Three months ended June 30, 2001

		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (a)	Total

Unaffiliated revenues	$316,525	$96,391	$66,139	$88,458	$35,497	$(2,009)	$601,001
Intersegment revenues	14,835	6,021	—	—	33,769	(54,625)	—

Total revenues	$331,360	$102,412	$66,139	$88,458	$69,266	$(56,634)	$601,001
Income before interest and income taxes (d)	$32,739	$(1,497)	$(12,969)	$4,531	$8,189	$(16,159)	$14,834

	Six months ended June 30, 2002

		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments (e)	and other (a)	Total

Unaffiliated revenues	$595,431	$180,623	$114,748	$183,949	$82,845	$(3,588)	$1,154,008
Intersegment revenues	35,075	11,084	84	19	66,981	(113,243)	—

Total revenues	$630,506	$191,707	$114,832	$183,968	$149,826	$(116,831)	$1,154,008
Income before interest and income taxes	$95,855	$18,654	$7,950	$17,261	$27,836	$(38,174)	$129,382

	Six months ended June 30, 2001

		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (a)	Total

Unaffiliated revenues	$619,546	$176,063	$128,702	$172,222	$74,135	$(3,604)	$1,167,064
Intersegment revenues	30,818	11,288	709	—	77,085	(119,900)	—

Total revenues	$650,364	$187,351	$129,411	$172,222	$151,220	$(123,504)	$1,167,064
Income before interest and income taxes (d)	$64,007	$3,392	$(11,811)	$9,504	$17,849	$(28,349)	$54,592

(a)	Includes consolidating eliminations.

(b)	Goodwill at December 31, 2001 was $311.2 million for lubricants, $292.1 million for consumer products, $39.3 million for international and $72.3 million for Jiffy Lube.

(c)	Tradenames at December 31, 2001 were $281.7 million for lubricants and $117.0 million for consumer products.

(d)	Includes restructuring charges of $11.8 million for consumer products and $16.7 million for international.

(e)	Includes $7.4 million equity income from Excel Paralubes for change in accounting for planned major maintenance costs.

(7) Debt -

     The Company’s $348 million senior secured revolving credit facility contains certain financial covenants, including debt/EBITDA ratios (“leverage ratios”), an interest coverage ratio and a minimum net worth requirement, all of which must be complied with at the end of a quarterly period. The Company was in compliance with these covenants at June 30, 2002. There were no outstanding borrowings under this facility at June 30, 2002.

PART I. FINANCIAL INFORMATION — continued

     Pennzoil-Quaker State’s Canadian subsidiary maintains a revolving credit facility with Canadian banks, which provides for up to $9.4 million of committed borrowings through October 2002. As of June 30, 2002 borrowings under the Company’s Canadian facility totaled $7.9 million and were classified as short-term debt.

     A U.K. subsidiary of the Company maintains a revolving credit facility that provides for borrowings up to $21.5 million through the earlier of November 15, 2002 or thirty days following the closing date of the proposed merger with Shell Oil Company as defined in Note 11. Outstanding borrowings under the facility totaled $7.1 million at June 30, 2002 and were classified as short-term debt.

     In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company’s commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State’s senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.40% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest on or after June 1, 2001. During 2001, Standard and Poor’s, Moody’s and Fitch lowered the senior unsecured debt rating for the Company’s debt below investment grade. To date, amounts put to the Company for repurchase have been immaterial. During the six months ended June 30, 2002, the Company chose to purchase and retire $34.8 million face amount of these notes and pretax charges of $1.5 million were recognized in other income.

     Debt outstanding is as follows:

	June 30,	December 31,
	2002	2001

	(expressed in thousands)
7.375% Debentures due 2029, net of discount	$398,205	$398,172
10.0% Notes due 2008, net of discount	248,556	248,476
6.750% Notes due 2009, net of discount	199,311	199,260
9.40% Notes due 2002, at market value, net of discount	71,050	108,271
6.625% Notes due 2005, at market value, net of discount	101,476	99,770
Pollution control bonds, net of discount	50,564	50,561
International debt facilities	22,978	24,247
Other debt	3,871	7,530

Total debt	1,096,011	1,136,287
Less amounts classified as current maturities	(94,564)	(133,733)

Total long-term debt	$1,001,447	$1,002,554

PART I. FINANCIAL INFORMATION — continued

(8) Earnings Per Share -

     Computations for basic and diluted earnings (loss) per share for the three and six months ended June 30, 2002 and 2001 consist of the following:

	Three months ended June 30		Six months ended June 30

	2002	2001	2002	2001

	(expressed in thousands except per share amounts)
Income (loss) from continuing operations	$28,653	$(2,883)	$49,627	$5,407
Basic weighted average shares	80,406	79,107	80,110	78,971
Effect of dilutive securities (a)
Options	2,665	—	1,780	468
Awards	769	—	778	254

Diluted weighted average shares	83,840	79,107	82,668	79,693

Basic earnings (loss) per share	$0.36	$(0.04)	$0.62	$0.07

Diluted earnings (loss) per share	$0.34	$(0.04)	$0.60	$0.07

(a)	A weighted average number of options to purchase 1.0 million shares of common stock were outstanding for the three months ended June 30, 2002, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. A weighted average number of options to purchase 9.1 million shares of common stock and awards of 729.8 thousand shares of common stock were outstanding for the three months ended June 30, 2001, but were not included in the computation of diluted earnings per share because these options and awards would have resulted in an antidilutive per share amount. A weighted average number of options to purchase 3.7 million and 6.9 million shares of common stock were outstanding for the six months ended June 30, 2002 and 2001, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

(9) Inventories -

     Inventory components are summarized as follows:

	June 30,	December 31,
	2002	2001

	(expressed in thousands)
	(Unaudited)
Finished goods and work in process	$168,978	$163,241
Raw materials and supplies	31,120	36,400

Total	$200,098	$199,641

(10) Restructuring Charges -

     In the second quarter of 2001, the Company recorded a $28.5 million pretax charge to accrue the costs associated with a restructuring program to reduce costs, streamline operations and position the Company to continue its long-term growth plan. The charge was classified as a $6.0 million pretax charge to cost of sales, a $16.0 million pretax charge to selling, general and administrative expense and a $6.5 million pretax charge to depreciation and amortization and related to two operating segments as follows: consumer products — $11.8 million and international — $16.7 million. Included in the $16.7 million of international charges were charges of $6.5 million associated with the impairment of goodwill. The consumer products segment consolidated the management and administration of its two marketing groups into one organization in Houston at the end of 2001. The international segment

PART I. FINANCIAL INFORMATION — continued

exited low margin operations, facilities and distribution channels. These charges primarily included severance for approximately 362 administrative and operational employees, as well as the accrual for the closure and consolidation of warehouses and office space. All of the 362 employees have been terminated or notified of a termination date. The severance payments for the former employees are expected to be paid out over a minimum period of two months with a maximum period of up to two years.

     Later in 2001 the Company’s lubricants segment took steps to reduce manufacturing and selling expense. In the aggregate, the 2001 cost reduction plan included terminating approximately 670 administrative and operational employees.

     The remaining total severance accrual at June 30, 2002, which relates to remaining payments due terminated employees, was $9.1 million recorded in other current liabilities and $1.0 million recorded in other liabilities. Total severance amounts paid and charged against the liability during the three months ended June 30, 2002 were $3.9 million and during the six months ended June 30, 2002 were $9.8 million.

(11) Proposed Merger with Shell Oil Company -

     On March 25, 2002, Pennzoil-Quaker State Company and Shell Oil Company, a wholly-owned member of the Royal Dutch/Shell Group, announced that the companies have entered into a definitive agreement under which Shell Oil Company will acquire Pennzoil-Quaker State Company at a price of $22.00 per share in cash.

     Pennzoil-Quaker State Company held a shareholders’ meeting on August 1, 2002 at which time shareholders approved the proposed merger with Shell Oil Company. In addition, we have received most of the international regulatory approvals, including approvals in Austria, Brazil, Canada, Denmark, Ireland and the U.K. Work is continuing to obtain approval from the Federal Trade Commission in the U.S.

(12) Commitments and Contingencies -

     Upon the completion of the proposed merger with Shell Oil Company as described in Note 11, the Company will be required to make payments of approximately $214 million related to accelerated vesting of options, bonuses, excise tax reimbursement, payments for deferred compensation to certain current and former executive officers and investment banking fees which are payable upon a change in control of the Company. Additionally, severance payments of up to $42 million may become due under the Company’s Executive Severance Plan in the event plan participants’ employment is terminated within three years. The Company anticipates that, upon completion of the merger, Shell Oil Company will fund the necessary cash needed to make these payments.

     The Company anticipates being in compliance with change of control or similar provisions contained in its various debt instruments.

     The Company must pay to Shell Oil Company a termination fee of $65 million if the merger agreement is terminated under the circumstances described in the Company’s proxy statement filed with the U. S. Securities and Exchange Commission on June 24, 2002.

     Pennzoil-Quaker State’s directors have been named as defendants in two lawsuits filed on March 28, 2002 and April 4, 2002 in the District Court of Harris County, Texas by two purported Pennzoil-Quaker State stockholders. The petitions seek class certification on behalf of the holders of Pennzoil-Quaker State’s stock and are styled John F. Havens v. James Pate, et al. and Howard Lasker v. James L. Pate, et al. The petitions in the stockholder actions alleged that the directors breached their fiduciary duties in connection with the proposed sale of Pennzoil-Quaker State to Shell Oil Company at a price alleged to be grossly inadequate and unfair. The petitions further alleged that the

PART I. FINANCIAL INFORMATION — continued

defendants derived unspecified personal financial benefits from the acquisition at the expense of Pennzoil-Quaker State’s stockholders. The petitions seek similar relief, including declaratory and injunctive relief barring defendants from breaching their fiduciary duties to the plaintiffs and the putative class members; seeking to enjoin the defendants from consummating the acquisition of Pennzoil-Quaker State by Shell Oil Company; and requiring defendants to implement a sale or auction of Pennzoil-Quaker State. At a hearing held on July 18, 2002, the plaintiffs’ motion for injunctive relief was denied.

Item 2. Management’s Discussion and Analysis of Financial Condition
             and Results of Operations

     Pennzoil-Quaker State’s operations are conducted primarily through the following five segments: (1) lubricants, (2) consumer products, (3) international, (4) Jiffy Lube and (5) supply chain investments.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related asset. The liability is accreted to the fair value at the time of settlement over the useful life of the asset, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 143 on its financial position and results of operations.

     In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. As allowed under the provisions of SFAS 145, the Company had decided to early adopt SFAS 145 (see Note 7 of Notes to Condensed Consolidated Financial Statements).

Critical Accounting Policies

     A summary of the Company’s critical accounting policies is presented beginning on page 27 of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2002.

Environmental Matters

     A summary of the Company’s environmental matters is presented beginning on page 8 of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2002. There were no significant changes during 2002.

PART I. FINANCIAL INFORMATION — continued

Legal Proceedings

     A summary of the Company’s legal proceedings is presented beginning on page 9 of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2002. There were no significant changes during 2002.

Restructuring Charges

     In the second quarter of 2001, the Company recorded a $28.5 million pretax charge to accrue the costs associated with a restructuring program to reduce costs, streamline operations and position the Company to continue its long-term growth plan. The charge was classified as a $6.0 million pretax charge to cost of sales, a $16.0 million pretax charge to selling, general and administrative expense and a $6.5 million pretax charge to depreciation and amortization and related to two operating segments as follows: consumer products — $11.8 million and international — $16.7 million. Included in the $16.7 million of international charges were charges of $6.5 million associated with the impairment of goodwill. The consumer products segment consolidated the management and administration of its two marketing groups into one organization in Houston at the end of 2001. The international segment exited low margin operations, facilities and distribution channels. These charges primarily included severance for approximately 362 administrative and operational employees, as well as the accrual for the closure and consolidation of warehouses and office space. All of the 362 employees have been terminated or notified of a termination date. The severance payments for the former employees are expected to be paid out over a minimum period of two months with a maximum period of up to two years.

     Later in 2001 the Company’s lubricants segment took steps to reduce manufacturing and selling expense. In the aggregate, the 2001 cost reduction plan included terminating approximately 670 administrative and operational employees.

     The remaining total severance accrual at June 30, 2002, which relates to remaining payments due terminated employees, was $9.1 million recorded in other current liabilities and $1.0 million recorded in other liabilities. Total severance amounts paid and charged against the liability during the three months ended June 30, 2002 were $3.9 million and during the six months ended June 30, 2002 were $9.8 million.

Results of Operations

  Second Quarter 2002 compared with Second Quarter 2001

     Net sales for Pennzoil-Quaker State were $583.5 million for the quarter ended June 30, 2002, a decrease of $10.9 million, or approximately 1.8%, from the same period in 2001. The decrease was primarily a result of reduced sales of low margin and unbranded products.

     Net income for the quarter ended June 30, 2002 was $28.6 million, or 36 cents per basic share. This compares with net loss from continuing operations of $2.9 million, or 4 cents per basic share, for the quarter ended June 30, 2001. Results for the quarter ended June 30, 2001 include $7.1 million in after-tax amortization expense suspended in 2002 (see Note 3 of Condensed Consolidated Financial Statements) and $14.9 million in after-tax charges primarily related to restructuring costs in the consumer products and international segments. The increase reflects a combination of improved marketplace factors and normalized motor oil margins. In addition, benefits from an overall lower cost structure as a result of the restructuring activities completed in 2001 are reflected in the second quarter 2002 operating results.

PART I. FINANCIAL INFORMATION — continued

     The Company’s effective tax rate decreased primarily as a result of the suspension of amortization of goodwill and intangibles determined to have an indefinite life.

     Lubricants. Net sales for the lubricants segment were $321.2 million for the quarter ended June 30, 2002, compared to $329.2 million for the same period last year. The decrease in net sales is primarily a result of lower sales volumes associated with non-branded, low margin products. Operating income for this segment was $52.1 million for the quarter ended June 30, 2002, compared to $32.7 million for the same period last year. The increase in operating income is primarily due to improved motor oil margins, reduced selling expense and the $3.8 million suspension of amortization of goodwill and intangibles determined to have an indefinite life as the result of new accounting standards. Primarily as a result of the Company’s restructuring program in 2001 to reduce cost and streamline operations, the lubricants segment reduced selling expense by $1.9 million for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. These reductions were partially offset by an increase in marketing and advertising expense of $0.9 million for the quarter ended June 30, 2002 compared to the same period last year.

     Consumer Products. Net sales for the consumer products segment were $102.8 million for the quarter ended June 30, 2002, compared to $102.4 million for the same period last year. The increase in net sales is primarily due to higher sales of chemicals and appearance products. Operating income (loss) for this segment was $12.7 million for the quarter ended June 30, 2002, compared to $(1.5) million for the same period last year. The increase in operating income is primarily due to the $11.8 million restructuring charges recorded in 2001. Excluding these restructuring charges operating income increased $2.4 million. The increase in operating income was primarily due to $2.9 million from suspension of the amortization of goodwill and intangibles determined to have an indefinite life as the result of new accounting standards partially offset by lower margins on fashion and accessory products. Primarily as a result of the Company’s restructuring program in 2001 to reduce cost and streamline operations, the consumer products segment reduced selling expense by $0.6 million in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001. These reductions were offset by an increase in marketing and advertising expense of $1.1 million for the quarter ended June 30, 2002 compared to the same period last year.

     International. Net sales for the international segment were $58.6 million for the quarter ended June 30, 2002, compared to $66.2 million for the same period last year. The decrease in net sales is primarily due to restructuring actions to scale back low margin operations, facilities and distribution channels. Operating income (loss) for this segment was $4.5 million for the quarter ended June 30, 2002, compared to $(13.0) million for the same period last year. The increase in operating income was primarily due to $16.7 million restructuring charges recorded in 2001. Excluding the restructuring charges, operating income increased $0.8 million. The increase in operating income was primarily due to lower selling, general and administrative expense and lower depreciation and amortization expense. The lower selling, general and administrative expense is partially the result of restructuring activities completed in late 2001.

     Jiffy Lube. Net sales for this segment were $91.2 million for the quarter ended June 30, 2002, compared to net sales of $86.8 million for the same period in 2001. Other income for this segment for the quarter ended June 30, 2002 was $2.3 million, compared to $1.6 million for the same period in 2001. Operating income from this segment for the quarter ended June 30, 2002 was $9.1 million, compared to $4.5 million for the same period in 2001. The increase in operating income is primarily due to higher comparable sales in company-operated centers in 2002 and $1.7 million from suspension of the amortization of goodwill.

PART I. FINANCIAL INFORMATION — continued

     Supply Chain Investments. Net sales for this segment were $67.5 million for the quarter ended June 30, 2002, compared to net sales of $64.2 million for the same period in 2001. Other income for this segment for the quarter ended June 30, 2002, was $3.7 million compared to $5.0 million for the same period in 2001. Income from the Excel Paralubes 50/50 partnership with Conoco Inc., which is recorded using the equity method of accounting, is included in other income. Operating income from this segment for the period ended June 30, 2002 was $11.3 million compared to operating income of $8.2 million for the same period in 2001. The increase in operating income reflects increased base oil production partially offset by lower base oil margins.

  Six Months Ended June 30, 2002 compared with Six Months Ended June 30, 2001

     Net sales for Pennzoil-Quaker State were $1,132.2 million for the six months ended June 30, 2002, a decrease of $20.8 million, or approximately 1.8% from the same period in 2001. The decrease was primarily a result of reduced sales of low margin and unbranded products.

     Net income for the six months ended June 30, 2002 was $49.6 million, or 62 cents per basic share. This compares with net income from continuing operations of $5.4 million, or 7 cents per basic share, for the six months ended June 30, 2001. Results for the six months ended June 30, 2001 include $14.2 million in after-tax amortization expense suspended in 2002 (see Note 3 of Condensed Consolidated Financial Statements) and $14.9 million in after-tax charges primarily related to restructuring costs in the consumer products and international segments. The increase reflects a combination of improved marketplace factors, normalized motor oil margins and a change in turnaround expense accruals of $4.4 million after-tax. In addition, benefits from an overall lower cost structure as a result of the restructuring activities completed in 2001 are reflected in the first quarter 2002 operating results.

     The Company’s effective tax rate decreased primarily as a result of the suspension of amortization of goodwill and intangibles determined to have an indefinite life.

     Lubricants. Net sales for the lubricants segment were $628.0 million for the six months ended June 30, 2002, compared to $646.6 million for the same period last year. The decrease in net sales is primarily a result of lower sales volumes associated with non-branded, low margin products. Operating income for this segment was $95.8 million for the six months ended June 30, 2002, compared to $64.0 million for the same period last year. The increase in operating income is primarily due to improved motor oil margins, lower selling expense and the $7.7 million suspension of amortization of goodwill and intangibles determined to have an indefinite life as the result of new accounting standards. Primarily as a result of the Company’s restructuring program in 2001 to reduce cost and streamline operations, the lubricants segment reduced selling expense by $4.1 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. These reductions were partially offset by an increase in marketing and advertising expense of $3.2 million for the six months ended June 30, 2002 compared to the same period last year.

     Consumer Products. Net sales for the consumer products segment were $191.6 million for the six months ended June 30, 2002, compared to $187.3 million for the same period last year. The increase in net sales is primarily due to higher sales of chemicals and appearance products. Operating income for this segment was $18.7 million for the six months ended June 30, 2002, compared to $3.4 million for the same period last year. The increase in operating income is primarily due to $11.8 million restructuring charges recorded in 2001. Excluding these restructuring charges operating income increased $3.5 million. The increase in operating income was primarily due to $6.0 million suspension of the amortization of goodwill and intangibles determined to have an indefinite life as the

PART I. FINANCIAL INFORMATION — continued

result of new accounting standards partially offset by lower margins on fashion and accessory products. Primarily as a result of the Company’s restructuring program in 2001 to reduce cost and streamline operations, the consumer products segment reduced selling expense by $0.9 million in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. These reductions were offset by an increase in marketing and advertising expense of $3.8 million for the six months ended June 30, 2002 compared to the same period last year.

     International. Net sales for the international segment were $114.5 million for the six months ended June 30, 2002, compared to $129.3 million for the same period last year. The decrease in net sales is primarily due to restructuring actions to scale back low margin operations, facilities and distribution channels. Operating income (loss) for this segment was $8.0 million for the six months ended June 30, 2002, compared to $(11.8) million for the same period last year. The increase in operating income was primarily due to $16.7 million of restructuring charges recorded in 2001. Excluding restructuring charges, income for the six months ended June 30, 2002 was $3.1 million above the same period last year. The increase in income was due to lower selling, general and administrative expenses and higher margins partially offset by lower volumes. The lower selling, general and administrative expense is primarily the result of restructuring activities completed in late 2001.

     Jiffy Lube. Net sales for this segment were $178.7 million for the six months ended June 30, 2002, compared to net sales of $169.5 million for the same period in 2001. Other income for this segment for the six months ended June 30, 2002 was $5.3 million, compared to $2.7 million for the same period in 2001. Operating income from this segment for the six months ended June 30, 2002 was $17.3 million, compared to $9.5 million for the same period in 2001. The increase in operating income is primarily due to higher comparable sales in company-operated centers in 2002 and $3.4 million from suspension of the amortization of goodwill.

     Supply Chain Investments. Net sales for this segment were $132.6 million for the six months ended June 30, 2002, compared to net sales of $140.0 million for the same period in 2001. Other income for this segment for the six months ended June 30, 2002, was $17.2 million compared to $11.2 million for the same period in 2001. Income from the Excel Paralubes 50/50 partnership with Conoco Inc., which is recorded using the equity method of accounting, is included in other income. Operating income from this segment for the six months ended June 30, 2002 was $27.8 million compared to operating income of $17.8 million for the same period in 2001. The increase in operating income reflects increased base oil production and a $7.4 million pretax change in turnaround expense accruals (see Note 5 of Condensed Consolidated Financial Statements), partially offset by lower base oil margins.

Capital Resources and Liquidity

     Cash Flow. As of June 30, 2002, Pennzoil-Quaker State had cash and cash equivalents of $125.0 million. During the six months ended June 30, 2002, cash and cash equivalents increased $38.6 million. The increase in cash is due to improved earnings and reduced dividends partially offset by an increase in working capital.

     Liquidity. The Company’s ability to satisfy its debt obligations and to pay principal and interest on its debt, fund existing working capital and make capital expenditures will depend upon its future performance, which is subject to general economic conditions and other factors, some of which are beyond its control. Based on current and anticipated levels of operations and conditions in our markets, the Company believes that cash on hand plus cash flow from operations will be adequate for

PART I. FINANCIAL INFORMATION — continued

the foreseeable future to make required payments of principal and interest on debt, and fund existing working capital and capital expenditure requirements. In addition, the Company has sufficient availability under its credit facilities to fund existing working capital needs and capital expenditures if necessary. In the event of cash flow constraints, capital expenditures could be postponed to fund other obligations if required. Beginning in the third quarter of 2001, the Company reduced its dividend to the equivalent of $0.10 per share annually.

     Upon the completion of the proposed merger with Shell Oil Company as described in Note 11 of Condensed Consolidated Financial Statements, the Company will be required to make payments of approximately $214 million related to accelerated vesting of options, bonuses, excise tax reimbursement, payments for deferred compensation to certain current and former executive officers and investment banking fees which are payable upon a change in control of the Company. Additionally, severance payments of up to $42 million may become due under the Company’s Executive Severance Plan in the event plan participants’ employment is terminated within three years. The Company anticipates that, upon completion of the merger, Shell Oil Company will fund the necessary cash needed to make these payments.

     The Company must pay to Shell Oil Company a termination fee of $65 million if the merger agreement is terminated under the circumstances described in the Company’s proxy statement filed with the U. S. Securities and Exchange Commission on June 24, 2002.

     Debt Instruments and Repayments. Pennzoil-Quaker State entered into a new $348 million senior secured revolving credit facility on November 2, 2001. Under the facility, $325 million is available on a revolving basis until November 2, 2004 and $23 million is available on a revolving basis until November 1, 2002. There were no outstanding borrowings under this facility as of June 30, 2002.

     On November 2, 2001, the Company issued $250.0 million of 10% Senior Notes due 2008. Net proceeds of $242.8 million were used to pay down all outstanding revolving credit borrowings under the Company’s previous revolving credit facility and increase cash on hand.

     The Company’s $348 million senior secured revolving credit facility contains certain financial covenants, including debt/EBITDA ratios (“leverage ratios”), an interest coverage ratio and a minimum net worth requirement, all of which must be complied with at the end of a quarterly period. The Company was in compliance with these covenants at June 30, 2002.

     Pennzoil-Quaker State’s Canadian subsidiary maintains a revolving credit facility with Canadian banks, which provides for up to $9.4 million of committed borrowings through October 2002. As of June 30, 2002 borrowings under the Company’s Canadian facility totaled $7.9 million and were classified as short-term debt.

     A U.K. subsidiary of the Company maintains a revolving credit facility that provides for borrowings up to $21.5 million through the earlier of November 15, 2002 or thirty days following the closing date of the proposed merger with Shell Oil Company as defined in Note 11. Outstanding borrowings under the facility totaled $7.1 million at June 30, 2002 and were classified as short-term debt.

     In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company’s commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State’s senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.40% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest on or after June 1, 2001. During 2001, Standard and Poor’s, Moody’s and Fitch lowered the senior unsecured debt rating for the Company’s debt below investment grade. The notes, which are carried at fair market value due to the interest rate swaps discussed in Note 4, are currently trading above 100% face value plus accrued interest. To date, amounts put to the Company for repurchase have been immaterial. During the six months ended June 30, 2002, the Company chose to purchase and retire $34.8 million

PART I. FINANCIAL INFORMATION — continued

face amount of these notes. As of June 30, 2002, the carrying amount of $71.1 million of indebtedness under Pennzoil-Quaker State’s 9.40% Notes due in 2002 (formerly 8.65% Notes due in 2002) has been classified as short-term debt.

     Accounts Receivable. Pennzoil-Quaker State, through its wholly owned subsidiary Pennzoil Receivables Company (“PRC”), sells certain of its accounts receivable to a third party purchaser. PRC is a special limited purpose corporation and the assets of PRC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The Company renewed the receivable sales facility in April 2002 to provide for ongoing sales of up to $110.0 million through October 14, 2002. The Company’s net accounts receivable sold under its receivable sales facility totaled $110.0 million at June 30, 2002 and December 31, 2001. As of July 31, 2002 there were no accounts receivable sold under this facility.

     The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $275.0 million, through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation (“PLCAC”). The assets of PLCAC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. Through June 30, 2002, the Company sold a total of $235.8 million of notes receivable under this agreement, of which $133.8 million were outstanding to the third party purchaser at June 30, 2002. Through December 31, 2001, the Company sold a total of $233.3 million of notes receivable under this agreement, of which $145.5 million were outstanding to the third party purchaser at December 31, 2001.

Hedging Activities

     In connection with the issuance of $150.0 million of two-year fixed rate notes in December 2000, Pennzoil-Quaker State entered into fixed-to-floating interest rate swap to maintain its mix of variable rate versus fixed rate debt. During six months ended June 30, 2002, the Company repurchased notes in the amount of $34.8 million and unwound the corresponding swap. At June 30, 2002, the fair market value of the swap of $1.3 million was recorded in other assets.

     In January 2002, the Company entered into interest rate swaps relating to the 6.625% Notes due 2005 to adjust the mix of variable rate and fixed rate debt. At June 30, 2002, the fair market value of the swap of $1.7 million was recorded in other assets.

     Pennzoil-Quaker State enters into forward exchange contracts and options to minimize the impact of foreign currency fluctuations on the results of operations. At June 30, 2002, the Company had $6.0 million of Canadian dollar foreign currency forward contracts to hedge the cash flow variability of U.S. dollar purchases of inventory. The $6.0 million of hedges outstanding at June 30, 2002 will settle at various times throughout the third quarter of 2002.

Forward-Looking Statements — Safe Harbor Provisions

     This quarterly report on Form 10-Q of Pennzoil-Quaker State for the quarter ended June 30, 2002 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. Where, in any forward-looking statements, Pennzoil-Quaker State expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

PART I. FINANCIAL INFORMATION — continued

     The factors described in Pennzoil-Quaker State’s latest annual report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and the following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; energy prices; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

Guarantor Condensed Consolidating Financial Statements

     In November 2001, Pennzoil-Quaker State issued $250 million of Senior Notes due in 2008. Certain of the Company’s direct and indirect wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the notes and the related credit facility of Pennzoil-Quaker State and all guarantees are joint and several.

     The following are condensed consolidating financial statements which present, in separate columns: Pennzoil-Quaker State Company carrying its investment in subsidiaries under the equity method (the “Parent”); the subsidiary Guarantors on a combined, or where appropriate, consolidated basis, carrying its investment in the subsidiary non-guarantors under the equity method; and the remaining subsidiaries (the “Non-Guarantors”) on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of June 30, 2002 and December 31, 2001 and for the quarters and six months ended June 30, 2002 and 2001.

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2002

	Parent Only				Consolidated
	Pennzoil-				Pennzoil-
	Quaker State				Quaker State
	Company	Guarantors	Non-Guarantors	Eliminations	Company

	(expressed in thousands)
	(unaudited)
REVENUES
Net sales	$375,887	$175,456	$58,392	$(26,236)	$583,499
Other income, net	(1,886)	2,192	6,683	(54)	6,935
Equity in earnings of unconsolidated subsidiaries	22,070	399	—	(22,469)	—

	396,071	178,047	65,075	(48,759)	590,434
COSTS AND EXPENSES
Cost of sales	252,011	118,419	41,206	(26,236)	385,400
Selling, general and administrative	78,573	24,646	10,916	(54)	114,081
Depreciation and amortization	9,044	5,272	1,272	—	15,588
Taxes, other than income	1,819	1,479	823	—	4,121
Interest charges	19,519	1,664	1,840	—	23,023

INCOME BEFORE INCOME TAX	35,105	26,567	9,018	(22,469)	48,221
Income tax provision	6,452	9,231	3,885	—	19,568

NET INCOME	$28,653	$17,336	$5,133	$(22,469)	$28,653

NET INCOME	$28,653	$17,336	$5,133	$(22,469)	$28,653
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	2,535	(4,611)	—	(2,076)
Unrealized loss on investment in securities	—	—	(123)	—	(123)

Total other comprehensive income (loss)	—	2,535	(4,734)	—	(2,199)
COMPREHENSIVE INCOME	$28,653	$19,871	$399	$(22,469)	$26,454

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2002

	Parent Only				Consolidated
	Pennzoil-				Pennzoil-
	Quaker State				Quaker State
	Company	Guarantors	Non-Guarantors	Eliminations	Company

	(expressed in thousands)
	(unaudited)
REVENUES
Net sales	$733,984	$337,007	$153,862	$(92,634)	$1,132,219
Other income, net	(5,507)	4,933	23,033	(670)	21,789
Equity in earnings of unconsolidated subsidiaries	44,337	550	—	(44,887)	—

	772,814	342,490	176,895	(138,191)	1,154,008
COSTS AND EXPENSES
Cost of sales	499,427	230,549	121,010	(92,634)	758,352
Selling, general and administrative	156,817	49,705	20,942	(670)	226,794
Depreciation and amortization	17,957	10,669	2,563	—	31,189
Taxes, other than income	3,675	3,069	1,547	—	8,291
Interest charges	37,922	3,647	4,286	—	45,855

INCOME BEFORE INCOME TAX	57,016	44,851	26,547	(44,887)	83,527
Income tax provision	7,389	15,662	10,849	—	33,900

NET INCOME	$49,627	$29,189	$15,698	$(44,887)	$49,627

NET INCOME	$49,627	$29,189	$15,698	$(44,887)	$49,627
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	2,675	(6,514)	—	(3,839)
Unrealized loss on investment in securities	—	—	(91)	—	(91)

Total other comprehensive income (loss)	—	2,675	(6,605)	—	(3,930)
COMPREHENSIVE INCOME	$49,627	$31,864	$9,093	$(44,887)	$45,697

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2001

	Parent Only				Consolidated
	Pennzoil-				Pennzoil-
	Quaker State				Quaker State
	Company	Guarantors	Non-Guarantors	Eliminations	Company

	(expressed in thousands)
	(unaudited)
REVENUES
Net sales	$369,358	$175,928	$65,416	$(16,341)	$594,361
Other income, net	(1,893)	1,391	6,642	500	6,640
Equity in earnings (losses) of unconsolidated subsidiaries	8,481	(17,532)	—	9,051	—

	375,946	159,787	72,058	(6,790)	601,001
COSTS AND EXPENSES
Cost of sales	267,839	122,747	52,595	(16,341)	426,840
Selling, general and administrative	83,270	23,943	16,757	500	124,470
Depreciation and amortization	12,452	9,446	9,040	—	30,938
Taxes, other than income	1,623	1,314	982	—	3,919
Interest charges	19,642	1,869	2,654	—	24,165

INCOME BEFORE INCOME TAX	(8,880)	468	(9,970)	9,051	(9,331)
Income tax provision	(5,997)	—	(451)	—	(6,448)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,883)	468	(9,519)	9,051	(2,883)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(2,465)	—	(2,465)

NET INCOME (LOSS)	$(2,883)	$468	$(11,984)	$9,051	$(5,348)

NET INCOME (LOSS)	$(2,883)	$468	$(11,984)	$9,051	$(5,348)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	146	169	—	315
Unrealized loss on investment in securities	—	—	(175)	—	(175)

Total other comprehensive income (loss)	—	146	(6)	—	140
COMPREHENSIVE INCOME (LOSS)	$(2,883)	$614	$(11,990)	$9,051	$(5,208)

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2001

	Parent Only				Consolidated
	Pennzoil-				Pennzoil-
	Quaker State				Quaker State
	Company	Guarantors	Non-Guarantors	Eliminations	Company

	(expressed in thousands)
	(unaudited)
REVENUES
Net sales	$724,555	$331,926	$173,922	$(77,424)	$1,152,979
Other income, net	(3,548)	2,496	18,198	(3,061)	14,085
Equity in earnings (losses) of unconsolidated subsidiaries	31,839	(19,230)	—	(12,609)	—

	752,846	315,192	192,120	(93,094)	1,167,064
COSTS AND EXPENSES
Cost of sales	523,626	227,218	143,293	(77,424)	816,713
Selling, general and administrative	155,911	51,338	28,824	(3,061)	233,012
Depreciation and amortization	24,886	18,996	11,752	—	55,634
Taxes, other than income	3,134	2,545	1,434	—	7,113
Interest charges	40,025	3,867	4,985	—	48,877

INCOME BEFORE INCOME TAX	5,264	11,228	1,832	(12,609)	5,715
Income tax provision	(143)	734	(283)	—	308

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,407	10,494	2,115	(12,609)	5,407
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(2,465)	—	(2,465)

NET INCOME (LOSS)	$5,407	$10,494	$(350)	$(12,609)	$2,942

NET INCOME (LOSS)	$5,407	$10,494	$(350)	$(12,609)	$2,942
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	(477)	(1,684)	—	(2,161)
Unrealized loss on investment in securities	—	—	(144)	—	(144)

Total other comprehensive loss	—	(477)	(1,828)	—	(2,305)
COMPREHENSIVE INCOME (LOSS)	$5,407	$10,017	$(2,178)	$(12,609)	$637

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2002

	Parent Only				Consolidated
	Pennzoil-				Pennzoil-
	Quaker State				Quaker State
	Company	Guarantors	Non-Guarantors	Eliminations	Company

	(expressed in thousands)
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$102,834	$6,852	$15,294	$—	$124,980
Receivables	40,972	83,103	162,147	249	286,471
Accounts receivable affiliated	3,199,562	825,020	34,576	(4,059,158)	—
Inventories	115,384	58,919	25,795	—	200,098
Other current assets	8,547	11,216	11,000	31,341	62,104

Total current assets	3,467,299	985,110	248,812	(4,027,568)	673,653
Property, plant and equipment, net	183,170	213,521	27,906	—	424,597
Investment in consolidated subsidiaries	1,020,454	43,950	161,938	(1,226,342)	—
Investment in unconsolidated subsidiaries	2,410	—	2,955	—	5,365
Deferred income taxes	—	—	—	238,541	238,541
Goodwill	350,490	317,317	47,050	—	714,857
Other intangibles	281,946	117,044	2,506	—	401,496
Other assets	187,821	43,853	14,039	—	245,713

TOTAL ASSETS	$5,493,590	$1,720,795	$505,206	$(5,015,369)	$2,704,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$71,225	$357	$22,982	$—	$94,564
Accounts payable	111,500	39,987	23,818	1,974	177,279
Accounts payable affiliated	3,486,243	971,701	(421,147)	(4,036,797)	—
Payroll accrued	13,075	6,983	592	—	20,650
Other current liabilities	73,849	51,752	21,582	249	147,432

Total current liabilities	3,755,892	1,070,780	(352,173)	(4,034,574)	439,925
Total long-term debt, less current maturities	998,385	2,880	182	—	1,001,447
Long-term debt affiliated	8,000	(23,947)	15,947	—	—
Deferred income taxes	(328,928)	26,861	32,185	269,882	—
Capital lease obligations	—	50,561	1,576	—	52,137
Investment in unconsolidated subsidiaries	—	—	72,105	—	72,105
Other liabilities	225,337	12,445	80,547	—	318,329

TOTAL LIABILITIES	4,658,686	1,139,580	(149,631)	(3,764,692)	1,883,943

SHAREHOLDERS’ EQUITY	834,904	581,215	654,837	(1,250,677)	820,279

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$5,493,590	$1,720,795	$505,206	$(5,015,369)	$2,704,222

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2001

	Parent Only				Consolidated
	Pennzoil-				Pennzoil-
	Quaker State				Quaker State
	Company	Guarantors	Non-Guarantors	Eliminations	Company

	(expressed in thousands)
	(audited)
ASSETS
Current assets
Cash and cash equivalents	$77,481	$(3,837)	$12,768	$—	$86,412
Receivables	8,400	90,835	170,280	—	269,515
Accounts receivable affiliated	2,880,055	691,811	36,233	(3,608,099)	—
Inventories	100,334	74,055	25,252	—	199,641
Other current assets	12,987	14,143	4,162	35,486	66,778

Total current assets	3,079,257	867,007	248,695	(3,572,613)	622,346
Property, plant and equipment, net	183,156	226,774	29,051	—	438,981
Investment in consolidated subsidiaries	991,079	42,113	161,874	(1,195,066)	—
Investment in unconsolidated subsidiaries	2,578	—	3,071	—	5,649
Deferred income taxes	—	—	—	266,805	266,805
Goodwill	350,480	318,286	46,173	—	714,939
Other intangibles	281,750	117,032	2,479	—	401,261
Other assets	201,578	46,748	(1,990)	—	246,336

TOTAL ASSETS	$5,089,878	$1,617,960	$489,353	$(4,500,874)	$2,696,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$108,505	$516	$24,712	$—	$133,733
Accounts payable	108,129	44,973	12,923	(2,488)	163,537
Accounts payable affiliated	3,116,229	884,656	(419,611)	(3,581,274)	—
Payroll accrued	7,849	5,669	540	—	14,058
Other current liabilities	65,511	57,760	18,665	—	141,936

Total current liabilities	3,406,223	993,574	(362,771)	(3,583,762)	453,264
Total long-term debt, less current maturities	996,604	5,757	193	—	1,002,554
Long-term debt affiliated	8,000	(23,423)	15,423	—	—
Deferred income taxes	(338,093)	8,771	27,031	302,291	—
Capital lease obligations	—	53,779	1,550	—	55,329
Investment in unconsolidated subsidiaries	—	—	83,005	—	83,005
Other liabilities	242,259	14,271	81,084	—	337,614

TOTAL LIABILITIES	4,314,993	1,052,729	(154,485)	(3,281,471)	1,931,766

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY	774,885	565,231	643,838	(1,219,403)	764,551

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$5,089,878	$1,617,960	$489,353	$(4,500,874)	$2,696,317

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002

	Parent Only				Consolidated
	Pennzoil-				Pennzoil-
	Quaker State				Quaker State
	Company	Guarantors	Non-Guarantors	Eliminations	Company

	(expressed in thousands)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$74,404	$12,127	$7,046	$—	$93,577
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital Expenditures	(12,357)	(8,167)	(1,054)	—	(21,578)
Proceeds from sales of assets	355	7,121	189	—	7,665
Other investing activities	2,714	2,667	(1,941)	—	3,440

Net cash provided by (used in) investing activities	(9,288)	1,621	(2,806)	—	(10,473)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments of debt	(34,922)	(3,059)	(1,714)	—	(39,695)
Dividends paid	(4,009)	—	—	—	(4,009)
Other financing activities	(832)	—	—	—	(832)

Net cash used in financing activities	(39,763)	(3,059)	(1,714)	—	(44,536)

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,353	10,689	2,526	—	38,568
CASH AND CASH EQUIVALENTS, beginning of period	77,481	(3,837)	12,768	—	86,412

CASH AND CASH EQUIVALENTS, end of period	$102,834	$6,852	$15,294	$—	$124,980

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001

	Parent Only				Consolidated
	Pennzoil-				Pennzoil-
	Quaker State				Quaker State
	Company	Guarantors	Non-Guarantors	Eliminations	Company

	(expressed in thousands)
	(unaudited)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$38,155	$(14,308)	$(102,751)	$—	$(78,904)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital Expenditures	(17,321)	(3,486)	(4,156)	—	(24,963)
Acquisitions, net of cash acquired	—	—	(700)	—	(700)
Proceeds from sales of assets	5,487	4,069	36	—	9,592
Other investing activities	13,075	2,171	(864)	—	14,382

Net cash provided by (used in) investing activities	1,241	2,754	(5,684)	—	(1,689)

CASH FLOWS USED IN FINANCING ACTIVITIES
Net proceeds from (repayments of) debt	(34,728)	(826)	(3,075)	—	(38,629)
Dividends paid	(29,628)	—	—	—	(29,628)

Net cash used in financing activities	(64,356)	(826)	(3,075)	—	(68,257)

CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	114,270	—	114,270
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(24,960)	(12,380)	2,760	—	(34,580)
CASH AND CASH EQUIVALENTS, beginning of period	18,777	1,745	17,741	—	38,263

CASH AND CASH EQUIVALENTS, end of period	$(6,183)	$(10,635)	$20,501	$—	$3,683

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Annual Meeting of Shareholders

August 1, 2002

(b)

					Broker
	For	Against	Withheld	Abstain	Non-Votes

Election of Directors
Forrest R. Haselton	68,813,046	—	1,524,361	—	—
Berdon Lawrence	68,815,808	—	1,521,599	—	—
Brent Scowcoft	68,771,467	—	1,565,940	—	—
Approval of Agreement and Plan of Merger, dated March 25, 2002 with Shell Oil Company	53,451,058	404,408	—	108,536	—
Approval of Appointment of PricewaterhouseCoopers LLP As Independent Public Accountants	68,639,070	901,923	—	796,414	—

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits -

12	Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2002 and 2001.

(b)	Reports -

     During the second quarter of 2002, Pennzoil-Quaker State filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

Date of Report	Items Reported

April 2, 2002	Amended information related to Pennzoil-Quaker State’s Agreement and Plan of merger with Shell Oil Company, Shell ND Company and a wholly owned subsidiary of Shell.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNZOIL-QUAKER STATE COMPANY Registrant

S/N Michael J. Maratea

Michael J. Maratea Vice President and Controller

August 12, 2002

INDEX TO EXHIBITS

Exhibit
No.	Description

12	Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2002 and 2001.