Form 10-Q
period 2002-09-30
PENNZOIL QUAKER STATE CO
filed 2002-11-13
CIK 1068044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2002	Commission File No. 1-14501

PENNZOIL-QUAKER STATE COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0200625 (I.R.S. Employer Identification No.)

Pennzoil Place, P.O. Box 2967
Houston, Texas 77252-2967
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 546-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [   ].

Number of shares of stock were outstanding, as of latest practicable date, September 30, 2002:

Common Stock, par value $0.10 per share, 80,752,740 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(expressed in thousands except per share amounts)
REVENUES	$564,671	$593,350	$1,718,679	$1,760,414
COSTS AND EXPENSES
Cost of sales (excluding depreciation and amortization)	369,244	404,177	1,127,596	1,220,890
Selling, general and administrative	110,762	112,922	337,556	345,934
Depreciation and amortization	19,201	24,970	50,390	80,604
Taxes, other than income	4,300	3,541	12,591	10,654
Interest charges, net	22,596	22,659	68,451	71,536

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX	38,568	25,081	122,095	30,796
Income tax provision	11,974	21,018	45,874	21,326

INCOME FROM CONTINUING OPERATIONS	26,594	4,063	76,221	9,470
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(3,782)	—	(6,247)

NET INCOME	$26,594	$281	$76,221	$3,223

DIVIDENDS PER COMMON SHARE	$—	$0.0250	$0.0500	$0.4000

NET INCOME	$26,594	$281	$76,221	$3,223
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustment	(882)	889	(4,721)	(1,272)
Unrealized gain (loss) on investment in securities and other	—	95	(91)	(49)

Total other comprehensive income (loss)	(882)	984	(4,812)	(1,321)

COMPREHENSIVE INCOME	$25,712	$1,265	$71,409	$1,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2002	2001

	(unaudited)
	(expressed in thousands)
ASSETS
Current assets
Cash and cash equivalents	$56,166	$86,412
Receivables	364,701	269,515
Inventories	210,247	199,641
Other current assets	60,267	66,778

Total current assets	691,381	622,346
Property, plant and equipment, net	418,607	438,981
Deferred income taxes	231,714	266,805
Goodwill	709,907	714,939
Other intangibles	401,580	401,261
Other assets	253,798	251,985

TOTAL ASSETS	$2,706,987	$2,696,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$88,670	$133,733
Accounts payable	156,708	163,537
Payroll accrued	18,788	14,058
Other current liabilities	163,994	141,936

Total current liabilities	428,160	453,264
Total long-term debt, less current maturities	1,005,518	1,002,554
Capital lease obligations, less current maturities	50,540	55,329
Other liabilities	372,844	420,619

TOTAL LIABILITIES	1,857,062	1,931,766

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY	849,925	764,551

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,706,987	$2,696,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

The Condensed Consolidated Balance Sheet as of December 31, 2001 has been derived from audited financial statements.

PENNZOIL-QUAKER STATE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,

	2002	2001

	(expressed in thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income	$76,221	$3,223
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50,390	54,125
Amortization of goodwill	—	18,391
Amortization of intangibles determined to have an indefinite life	—	8,088
Deferred income tax	46,281	15,503
Earnings in excess of distributions from equity investees	(15,171)	(6,413)
Other non-cash items	14,466	22,248
Loss from discontinued operations	—	10,326
Changes in accounts receivable	(102,378)	(60,561)
Changes in inventories	(13,167)	(42,174)
Changes in accounts payable	1,392	(20,360)
Changes in other operating assets and liabilities	(21,195)	(20,339)

Net cash provided by (used in) operating activities	36,839	(17,943)

CASH FLOWS USED IN INVESTING ACTIVITIES
Capital expenditures	(34,785)	(38,437)
Acquisitions, net of cash acquired	—	(700)
Proceeds from sales of assets	14,068	12,454
Other investing activities	4,404	4,634

Net cash used in investing activities	(16,313)	(22,049)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments of debt	(46,763)	(67,400)
Dividends paid	(4,009)	(31,613)

Net cash used in financing activities	(50,772)	(99,013)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	101,324
NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,246)	(37,681)
CASH AND CASH EQUIVALENTS, beginning of period	86,412	38,263

CASH AND CASH EQUIVALENTS, end of period	$56,166	$582

The accompanying notes are an integral part of these condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)  General -

     The Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of Pennzoil-Quaker State Company, a Delaware corporation (“Pennzoil-Quaker State” or the “Company”). Those comments should be read in conjunction with these notes. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q. The foregoing financial statements include only normal recurring accruals and all adjustments which Pennzoil-Quaker State considers necessary for a fair presentation.

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

(2)  Merger with Shell Oil Company -

     On September 27, 2002, the U.S. Federal Trade Commission (“FTC”) gave conditional approval of the proposed acquisition of Pennzoil-Quaker State by Shell Oil Company, a Delaware corporation and a wholly owned member of the Royal Dutch/Shell Group of companies, (“Shell Oil”). Under the terms of the order with the FTC, Shell Oil has agreed that it will divest itself of Pennzoil-Quaker State’s 50 percent ownership interest in Excel Paralubes, a base oil processing facility that is owned and operated by a joint venture between Conoco Inc. and Pennzoil-Quaker State. As of October 1, 2002, Excel Paralubes has been operated as a held separate joint venture by a third party appointed by the FTC. In addition, the consent order froze Pennzoil-Quaker State’s ability to increase Group II oil obtained through an existing agreement with ExxonMobil Corp.

     On October 1, 2002, Shell ND Company, a Delaware corporation and a wholly owned subsidiary of Shell Oil was merged with and into Pennzoil-Quaker State (the “Merger”), with the Company continuing as the surviving corporation. As a result of the Merger, the Company is now a wholly owned subsidiary of Shell Oil. Pursuant to the Merger, each share of the Company’s common stock outstanding immediately prior to the Merger was converted into the right to receive $22.00 in cash, without interest. Approximately $1.8 billion was required to pay the consideration for shares of the common stock pursuant to the Merger.

     In conjunction with the Merger, the Company incurred $7.2 million in pretax acquisition costs through September 30, 2002. Upon the change of control, the Company became obligated to make payments of approximately $216.3 million related to outstanding equity awards, including accelerated vesting of options, bonuses, excise tax reimbursement, severance and deferred compensation to certain current and former employees of the Company. Additionally, the Company became obligated to pay approximately $13.5 million in merger related investment banking fees. On October 1, 2002, a member of the Royal Dutch/Shell Group of Companies established an intercompany credit facility to provide the necessary funds to make these payments. As of November 8, 2002, $194.2 million of the estimated $216.3 million obligation had been paid.

PART I. FINANCIAL INFORMATION — continued

(3)  New Accounting Standards -

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

     In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. As allowed under the provisions of SFAS 145, the Company has decided to early adopt SFAS 145 relating to the extinguishment of debt (see Note 8).

(4)	Goodwill and Other Intangible Assets –

     At September 30, 2002 goodwill and other intangible assets consist of the following (expressed in thousands):

	As of September 30, 2002

		Accumulated
	Asset	Amortization	Net

Goodwill	$840,295	$(130,388)	$709,907
Tradenames (a)	431,155	(32,333)	398,822
Trademarks	2,951	(454)	2,497
Licensee agreement	403	(142)	261

Total	$1,274,804	$(163,317)	$1,111,487

(a)	Tradenames are not being amortized under SFAS No. 142. Tradenames are deemed to have an indefinite useful life because they are expected to contribute to cash flows indefinitely. Therefore, tradenames would not be amortized until their useful life is no longer indefinite. Tradenames are tested for impairment in accordance with SFAS No. 142.

     Estimated amortization expense for each of the years ended December 31, 2002 through 2006 is $83,000.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill and intangibles determined to have an indefinite life will no longer be amortized. In addition, goodwill must be assessed at least annually for impairment using a fair-value based approach. Effective January 1, 2002, the Company adopted SFAS No. 142. Accordingly, no amortization of goodwill or intangibles determined to have an indefinite life was recognized in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2002. In accordance with the provisions of SFAS No. 142, the Company has performed the required transitional impairment test

PART I. FINANCIAL INFORMATION — continued

of goodwill and intangibles determined to have an indefinite life and has determined that no impairment loss should be recognized in the current period.

     The Company sold a local U.K. non-core brand, and related goodwill of approximately $4.0 million, during the third quarter of 2002.

     The Company’s effective tax rate decreased primarily as a result of the suspension of amortization of goodwill and intangibles determined to have an indefinite life. Income tax expense for the third quarter 2002 included a $2.2 million tax refund related to Quaker State Corporation previous year tax returns.

     The effect of the adoption of SFAS No. 142 on the reported net income for the three and nine months ended September 30, 2001 is as follows (expressed in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Reported net income	$26,594	$281	$76,221	$3,223
Amortization of goodwill and intangibles determined to have an indefinite life, net of tax	—	7,064	—	21,301

Net income, as adjusted	$26,594	$7,345	$76,221	$24,524

(5)  Derivative Instruments -

     At times, the Company has utilized swaps and forward contracts to manage certain risks resulting from fluctuations in interest rates and foreign currency exchange rates. In connection with the issuance of $150.0 million of two-year fixed rate notes in December 2000, Pennzoil-Quaker State entered into fixed-to-floating interest rate swaps to maintain its mix of variable rate versus fixed rate debt. The Company designated the swaps as fair value hedges. Under SFAS No. 133, changes in the fair value of the swaps are recognized currently in earnings along with the offsetting changes in the fair value of the associated debt. At September 30, 2002, the fair market value of the swap of $0.5 million was recorded in other assets. During the nine months ended September 30, 2002, the Company repurchased notes in the amount of $34.8 million and unwound the corresponding swap.

     In connection with the acquisition of Quaker State Corporation in December 1998, Pennzoil-Quaker State assumed the obligation for $100 million of Quaker State’s 6.625% Notes due 2005. In January 2002, the Company entered into interest rate swaps relating to the 6.625% Notes due 2005 to adjust the mix of variable rate and fixed rate debt. The swaps were designated as fair value hedges and changes in the fair value are recognized in earnings along with the offsetting changes in the fair value of the associated debt. At September 30, 2002, the fair market value of the swaps of $5.9 million was recorded in other assets. In conjunction with the tender offer and repurchase of the 6.625% Notes due 2005 described in Note 8, the interest rate swaps related thereto were unwound on November 4, 2002.

     At September 30, 2002, the Company had $3.0 million of Canadian dollar foreign currency forward contracts to hedge the cash flow variability of U.S. dollar purchases of inventory. The forward contracts are designated as cash flow hedges of forecasted transactions. The forward contracts are recorded at fair value as an asset or liability on the Company’s balance sheet with the effective portion of the gain or loss reported as a component of other comprehensive income and will be reclassified into earnings in the same period during which the transactions are settled. The $3.0 million of hedges outstanding at September 30, 2002 were settled during October 2002.

     In October 2002, the Company entered into treasury locks with a member of the Royal Dutch/Shell Group of Companies in conjunction with the tender offer described in Note 8. These treasury locks were settled in November 2002.

PART I. FINANCIAL INFORMATION — continued

(6)  Summarized Financial Data of Excel Paralubes -

     Pennzoil-Quaker State’s net investment in Excel Paralubes, a 50/50 partnership with Conoco Inc., is accounted for using the equity method and is carried as a credit balance of $67.7 million at September 30, 2002 and $83.0 million at December 31, 2001. The credit balance is a result of cumulative distributions in excess of earnings and is included in other liabilities on the condensed consolidated balance sheet.

     Summarized financial information for Excel Paralubes for the three and nine months ended September 30, 2002 and 2001 on a 100% basis follows:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	(Expressed in thousands)
	(Unaudited)
Revenues	$123,805	$122,542	$327,064	$344,811
Operating earnings	21,262	29,918	74,361	72,720
Net income	11,989	20,188	46,189	42,618

     Effective January 1, 2002, Excel Paralubes changed its method of accounting for planned major maintenance costs. Such costs, which were previously accrued, are now expensed as incurred. Excel Paralubes’ management believes that the new method is preferable as it results in the recognition of such costs in the period they are incurred. The cumulative effect of this accounting change was $14.9 million for Excel Paralubes.

     Pennzoil-Quaker State’s share of the cumulative effect was $4.4 million after-tax. The pro forma effect of the change in accounting principle would not have been materially different than the reported results for the periods presented.

PART I. FINANCIAL INFORMATION — continued

(7)	Segment Reporting –

     Information with respect to revenues, operating income and other data for the Company’s five operating segments is presented in the following tables (expressed in thousands).

	Three months ended September 30, 2002

		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (a)	Total

Unaffiliated revenues (b)	$286,522	$83,370	$57,874	$94,383	$34,311	$8,211	$564,671
Intersegment revenues	18,178	5,051	100	—	43,158	(66,487)	—

Total revenues	$304,700	$88,421	$57,974	$94,383	$77,469	$(58,276)	$564,671
Income before interest and income taxes (b)(c)	$44,465	$8,225	$2,543	$9,051	$13,806	$(16,926)	$61,164
Goodwill (d)	$311,235	$292,149	$35,357	$71,166	$—	$—	$709,907
Tradenames (e)	$281,802	$117,020	$—	$—	$—	$—	$398,822

	Three months ended September 30, 2001

		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (a)	Total

Unaffiliated revenues	$309,327	$80,972	$63,421	$88,210	$53,025	$(1,605)	$593,350
Intersegment revenues	15,497	3,994	—	—	39,173	(58,664)	—

Total revenues	$324,824	$84,966	$63,421	$88,210	$92,198	$(60,269)	$593,350
Income before interest and income taxes (f)	$31,982	$6,086	$5,144	$6,416	$15,360	$(17,248)	$47,740

	Nine months ended September 30, 2002

		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments (g)	and other (a)	Total

Unaffiliated revenues (b)	$881,953	$263,993	$172,622	$278,332	$117,156	$4,623	$1,718,679
Intersegment revenues	53,253	16,135	184	19	110,139	(179,730)	—

Total revenues	$935,206	$280,128	$172,806	$278,351	$227,295	$(175,107)	$1,718,679
Income before interest and income taxes (b)(c)(g)	$140,320	$26,879	$10,493	$26,312	$41,642	$(55,100)	$190,546

	Nine months ended September 30, 2001

		Consumer			Supply Chain	Corporate
	Lubricants	Products	International	Jiffy Lube	Investments	and other (a)	Total

Unaffiliated revenues	$928,873	$257,036	$192,123	$260,432	$127,159	$(5,209)	$1,760,414
Intersegment revenues	46,315	15,282	709	—	116,258	(178,564)	—

Total revenues	$975,188	$272,318	$192,832	$260,432	$243,417	$(183,773)	$1,760,414
Income before interest and income taxes (h)	$95,989	$9,478	$(6,667)	$15,920	$33,209	$(45,597)	$102,332

(a)	Includes consolidating eliminations.

(b)	Corporate and other includes $4.9 million proceeds related to settlements reached with a number of insurance companies regarding previous years environmental coverage.

(c)	International includes $4.9 million in restructuring reserve reversals (see Note 10) and corporate and other includes $6.7 million in Shell acquisition charges for the three months ended and $7.2 million in Shell acquisition charges for the nine months ended.

(d)	Goodwill at December 31, 2001 was $311.2 million for lubricants, $292.1 million for consumer products, $39.3 million for international and $72.3 million for Jiffy Lube (See Note 4).

(e)	Tradenames at December 31, 2001 were $281.7 million for lubricants and $117.0 million for consumer products.

(f)	Includes restructuring charges of $6.0 million for lubricants and $0.5 million for consumer products.

(g)	Supply chain investments includes $7.4 million equity income from Excel Paralubes for change in accounting for planned major maintenance costs.

(h)	Includes restructuring charges of $6.0 million for lubricants, $12.3 million for consumer products and $16.7 million for international.

PART I. FINANCIAL INFORMATION — continued

(8)  Debt -

     The Company’s $348 million senior secured revolving credit facility was terminated on October 1, 2002.

     Pennzoil-Quaker State’s Canadian subsidiary maintained a revolving credit facility with Canadian banks, which provided for up to $9.0 million of committed borrowings. As of September 30, 2002 borrowings under the Company’s Canadian facility totaled $7.6 million and were classified as short-term debt. The Company repaid and terminated the facility on October 28, 2002.

     A U.K. subsidiary of the Company maintained a revolving credit facility that provided for borrowings up to $22.0 million. Outstanding borrowings under the facility totaled $3.0 million at September 30, 2002 and were classified as short-term debt. The Company repaid and terminated the facility on October 31, 2002.

     In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company’s commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State’s senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.40% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest on or after June 1, 2001. During 2001, Standard and Poor’s, Moody’s and Fitch lowered the senior unsecured debt rating for the Company’s debt below investment grade. To date, amounts put to the Company for repurchase have been immaterial. In October 2002, Standard and Poor’s, Moody’s and Fitch raised the Company’s senior unsecured debt rating to investment grade; therefore, the coupon on the notes decreased to 8.65%. In addition, debt covenants associated with the 10.0% Notes due 2008 were lifted. During the nine months ended September 30, 2002, the Company chose to purchase and retire $34.8 million face amount of these notes and pretax charges of $1.5 million were recognized in other income.

     Debt outstanding is as follows:

	September 30,	December 31,
	2002	2001

	(expressed in thousands)
7.375% Debentures due 2029, net of discount	$398,222	$398,172
10.0% Notes due 2008, net of discount	248,604	248,476
6.750% Notes due 2009, net of discount	199,337	199,260
8.65% Notes due 2002, net of discount	70,305	108,271
6.625% Notes due 2005, net of discount	105,704	99,770
Pollution control bonds, net of discount	50,565	50,561
International debt facilities	17,846	24,247
Other debt	3,605	7,530

Total debt	1,094,188	1,136,287
Less amounts classified as current maturities	(88,670)	(133,733)

Total long-term debt	$1,005,518	$1,002,554

     On October 2, 2002, Pennzoil-Quaker State commenced a tender offer for its 7.375% Debentures due 2029, 6.75% Notes due 2009, 10% Senior Notes, Series B, due 2008 and 6.625% Notes due 2005. On October 31, 2002 the Company announced its acceptance for payment, in accordance with the terms of the tender offer, all 7.375% Notes due 2029, 6.75% Notes due 2009, and 6.625% Notes due 2005 that were validly tendered prior to the expiration time, of midnight, New York time, on October 30, 2002. Settlement occurred on November 1, 2002 at redemption prices of 123% for the 7.375% Debentures due 2029, 116% for the 6.75% Notes due 2009 and 111% for the 6.625% Notes due 2005 in addition to

PART I. FINANCIAL INFORMATION — continued

accrued and unpaid interest. The tender offer for the 10% Senior Notes, Series B, due 2008, which was amended on October 17, 2002, expired on October 31, 2002. The Company was not required to purchase and did not purchase, any of the 10% Senior Notes, Series B, due 2008 tendered, as less than 90% of the notes outstanding were validly tendered on or prior to the expiration date.

     On November 1, 2002 the Company announced that Shell Oil Company would be purchasing shares of the Company’s capital stock, the proceeds of which will be used to redeem 35% of the outstanding 10% Senior Notes, Series B, due 2008 at a redemption price of 110% of the principal amount thereof. The Company will pay accrued and unpaid interest up to, but not including, the redemption date on each $1,000 principal amount of 10% notes redeemed. The redemption date is December 2, 2002.

     The Company has commenced the process to redeem all variable rate pollution control bonds issued by three authorities. Issuances by the Industrial Development Board of the Parish of Caddo, Inc. totaling $33.1 million were redeemed on November 1, 2002. Issuances by the Venango Industrial Development Authority and Butler County Industrial Development Authority of $3.4 million and $2.3 million, respectively, will be redeemed on December 4, 2002.

     Funds used to tender for the Notes and Debentures and redeem the pollution control bonds were or will be obtained from intercompany debt facilities in place with members of the Royal Dutch/Shell Group of Companies.

(9)  Inventories -

     Inventory components are summarized as follows:

	September 30,	December 31,
	2002	2001

	(expressed in thousands)
Finished goods and work in process	$179,351	$163,241
Raw materials and supplies	30,896	36,400

Total	$210,247	$199,641

(10)  Restructuring Charges -

     In the third quarter of 2001, the Company recorded a $6.5 million pretax charge to selling, general and administrative expense to accrue additional costs associated with the restructuring program which related to two operating segments as follows: lubricants — $6.0 million and consumer products — $0.5 million. These charges primarily included severance for approximately 77 administrative and operational employees. All of the 77 employees have been terminated or notified of a termination date. The severance payments for the former employees are expected to be paid out over a minimum period of two months with a maximum period of up to two years.

     During the nine months ended September 30, 2001, the Company recorded $35.0 million in pretax charges to accrue the costs associated with restructuring programs to reduce costs, streamline operations and position the Company to continue its long-term growth plan. The charge was classified as $6.0 million pretax charge to cost of sales, a $22.5 million pretax charge to selling, general and administrative expense and a $6.5 million pretax charge to depreciation and amortization and related to three operating segments as follows: lubricants — $6.0; consumer products — $12.3 million; and international — $16.7 million. Included in the $16.7 million of international charges were charges of $6.5 million associated with the impairment of goodwill. The consumer products segment consolidated the management and administration of its two marketing groups into one organization in Houston at

PART I. FINANCIAL INFORMATION — continued

the end of 2001. The international segment exited low margin operations, facilities and distribution channels. These charges primarily included severance for approximately 439 administrative and operational employees, as well as the accrual for the closure and consolidation of warehouses and office space. All of the 439 employees have been terminated or notified of a termination date. The severance payments for the former employees are expected to be paid out over a minimum period of two months with a maximum period of up to two years.

     During 2001, the Company recorded a total of $77.1 million in pretax charges to accrue the costs associated with restructuring programs to reduce costs, streamline operations and position the Company to continue its long-term growth plan.

     During the third quarter 2002, the international segment reversed $4.9 million in restructuring charges as the result of management’s decision to cancel certain aspects of the related restructuring plan. The reversal was credited against the income statement line items originally charged.

     The remaining total severance accrual at September 30, 2002, which relates to remaining payments due terminated employees, was $3.1 million recorded in other current liabilities. Total severance amounts paid and charged against the liability during the three months ended September 30, 2002 were $7.0 million and during the nine months ended September 30, 2002 were $16.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition
      and Results of Operations

     Pennzoil-Quaker State’s operations are conducted primarily through the following five segments: (1) lubricants, (2) consumer products, (3) international, (4) Jiffy Lube and (5) supply chain investments.

Recent Developments

     On September 27, 2002, the U.S. Federal Trade Commission (“FTC”) gave conditional approval of the proposed acquisition of Pennzoil-Quaker State by Shell Oil. Under the terms of the order with the FTC, Shell Oil has agreed that it will divest itself of Pennzoil-Quaker State’s 50 percent ownership interest in Excel Paralubes, a base oil processing

PART I. FINANCIAL INFORMATION — continued

facility that is owned and operated by a joint venture between Conoco Inc. and Pennzoil-Quaker State. As of October 1, 2002, Excel Paralubes has been operated as a held separate joint venture by a third party appointed by the FTC. In addition, the consent order froze Pennzoil-Quaker State’s ability to increase Group II oil obtained through an existing agreement with ExxonMobil Corp. Management does not expect any adverse effect as a result of the FTC consent order.

     On October 1, 2002, Shell ND Company, a Delaware corporation and a wholly owned subsidiary of Shell Oil was merged with and into Pennzoil-Quaker State (the “Merger”), with the Company continuing as the surviving corporation. As a result of the Merger, the Company is now a wholly owned subsidiary of Shell Oil. Pursuant to the Merger, each share of the Company’s common stock outstanding immediately prior to the Merger was converted into the right to receive $22.00 in cash, without interest. Approximately $1.8 billion was required to pay the consideration for shares of the common stock pursuant to the Merger.

     In conjunction with the Merger, the Company incurred $7.2 million in pretax acquisition costs through September 30, 2002. Upon the change of control, the Company became obligated to make payments of approximately $216.3 million related to outstanding equity awards, including accelerated vesting of options, bonuses, excise tax reimbursement, severance and deferred compensation to certain current and former employees of the Company. Additionally, the Company became obligated to pay approximately $13.5 million in merger related investment banking fees. On October 1, 2002, a member of the Royal Dutch/Shell Group of Companies established an intercompany credit facility to provide the necessary funds to make these payments. As of November 8, 2002, $194.2 million of the estimated $216.3 million obligation had been paid.

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

     In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. As allowed under the provisions of SFAS 145, the Company has decided to early adopt SFAS 145 relating to extinguishment of debt (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Critical Accounting Policies

     A summary of the Company’s critical accounting policies is presented beginning on page 27 of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2002.

PART I. FINANCIAL INFORMATION — continued

Pension Plan Obligations

     The Company accounts for its qualified defined benefit pension plans and Supplemental Executive Benefit Plan in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employer’s Accounting for Pensions,” which requires that amounts recognized in the financial statements be determined on an actuarial basis. SFAS No. 87 requires that experience gains and losses, including the effects of the performance of the plan assets and changes in pension liability discount rates on the Company’s computation of pension expense (income) be amortized over future periods to the extent that these fall outside a defined threshold under SFAS No. 87.

     The most significant elements in determining the Company’s pension expense (income) in accordance with SFAS No. 87 are the expected return on plan assets and the discount rate to be used to calculate the present value of plan liabilities. Differences in expected returns and the actual return on plan assets and changes in the discount rate, as well as changes in actuarial assumptions and experience, may materially affect the pension expense (income) year to year.

     On September 30, 2002, the Pennzoil-Quaker State Company Employees Retirement Plan was amended to provide for the payment of certain supplemental pension benefits to approximately twenty plan participants. This plan amendment increased the actuarial present value of accumulated plan benefits by approximately $9 million.

Environmental Matters

     A summary of the Company’s environmental matters is presented beginning on page 8 of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2002. There were no significant changes during 2002.

Legal Proceedings

     A summary of the Company’s legal proceedings is presented beginning on page 9 of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2002. See Part II, Item 1 Legal Proceedings for additional information.

Restructuring Charges

     In the third quarter of 2001, the Company recorded a $6.5 million pretax charge to selling, general and administrative expense to accrue additional costs associated with the restructuring program which related to two operating segments as follows: lubricants — $6.0 million and consumer products — $0.5 million. These charges primarily included severance for approximately 77 administrative and operational employees. All of the 77 employees have been terminated or notified of a termination date. The severance payments for the former employees are expected to be paid out over a minimum period of two months with a maximum period of up to two years.

     During the nine months ended September 30, 2001, the Company recorded $35.0 million in pretax charges to accrue the costs associated with restructuring programs to reduce costs, streamline operations and position the Company to continue its long-term growth plan. The charge was classified as $6.0 million pretax charge to cost of sales, a $22.5 million pretax charge to selling, general and administrative expense and a $6.5 million pretax charge to depreciation and amortization and related to three operating segments as follows: lubricants — $6.0; consumer products — $12.3 million; and international — $16.7 million. Included in the $16.7 million of international charges were charges of

PART I. FINANCIAL INFORMATION — continued

$6.5 million associated with the impairment of goodwill. The consumer products segment consolidated the management and administration of its two marketing groups into one organization in Houston at the end of 2001. The international segment exited low margin operations, facilities and distribution channels. These charges primarily included severance for approximately 439 administrative and operational employees, as well as the accrual for the closure and consolidation of warehouses and office space. All of the 439 employees have been terminated or notified of a termination date. The severance payments for the former employees are expected to be paid out over a minimum period of two months with a maximum period of up to two years.

     During 2001, the Company recorded a total of $77.1 million in pretax charges to accrue the costs associated with restructuring programs to reduce costs, streamline operations and position the Company to continue its long-term growth plan.

     During the third quarter 2002, the international segment reversed $4.9 million in restructuring charges as the result of management’s decision to cancel certain aspects of the related restructuring plan. The reversal was credited against the income statement line items originally charged.

     The remaining total severance accrual at September 30, 2002, which relates to remaining payments due terminated employees, was $3.1 million recorded in other current liabilities. Total severance amounts paid and charged against the liability during the three months ended September 30, 2002 were $7.0 million and during the nine months ended September 30, 2002 were $16.8 million.

Results of Operations

   Third Quarter 2002 compared with Third Quarter 2001

     Net sales for Pennzoil-Quaker State were $547.4 million for the quarter ended September 30, 2002, a decrease of $33.5 million, or approximately 5.8%, from the same period in 2001. The decrease was primarily a result of reduced sales of low margin and unbranded products.

     Net income for the quarter ended September 30, 2002 was $26.6 million. This compares with net income from continuing operations of $4.1 million for the quarter ended September 30, 2001. Results for the quarter ended September 30, 2002 include $3.4 million after-tax proceeds related to settlements reached with a number of insurance companies regarding previous years environmental coverage and $3.4 million after-tax reversal of restructuring reserve partially offset by $4.6 million after-tax Shell acquisition costs. Results for the quarter ended September 30, 2001 include $7.1 million in after-tax amortization expense suspended in 2002 (see Note 3 of Condensed Consolidated Financial Statements) and $6.8 million in pretax charges primarily related to restructuring costs in the lubricants and consumer products segments. The increase reflects a combination of improved marketplace factors and normalized motor oil margins. In addition, benefits from an overall lower cost structure as a result of the restructuring activities completed in 2001 and lower effective tax rate are reflected in the third quarter 2002 operating results.

     The Company’s effective tax rate decreased primarily as a result of the suspension of amortization of goodwill and intangibles determined to have an indefinite life. Income tax expense for the third quarter 2002 included a $2.2 million tax refund related to Quaker State Corporation previous year tax returns.

     Lubricants. Net sales for the lubricants segment were $303.0 million for the quarter ended September 30, 2002, compared to $322.9 million for the same period last year. The decrease in net sales is primarily a result of lower sales volumes associated with non-branded, low margin products. Operating income for this segment was $44.5 million for the quarter ended September 30, 2002, compared to $32.0 million for the same period last year. The increase in operating income is primarily due to improved motor oil margins, reduced selling expense, the $6.0 million restructuring charges

PART I. FINANCIAL INFORMATION — continued

recorded in 2001 and the $3.8 million suspension of amortization of goodwill and intangibles determined to have an indefinite life as the result of new accounting standards. Primarily as a result of the Company’s restructuring program in 2001 to reduce cost and streamline operations, the lubricants segment reduced selling expense by $2.0 million for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. In addition, the segment also reduced marketing and advertising expense by $1.3 million for the quarter ended September 30, 2002 compared to the same period last year.

     Consumer Products. Net sales for the consumer products segment were $88.3 million for the quarter ended September 30, 2002, compared to $84.9 million for the same period last year. The increase in net sales is primarily due to higher sales of chemicals and appearance products. Operating income for this segment was $8.2 million for the quarter ended September 30, 2002, compared to $6.1 million for the same period last year. The increase in operating income was primarily due to $2.9 million from suspension of the amortization of goodwill and intangibles determined to have an indefinite life as the result of new accounting standards partially offset by lower margins on fashion and accessory products.

     International. Net sales for the international segment were $57.9 million for the quarter ended September 30, 2002, compared to $63.3 million for the same period last year. The decrease in net sales is primarily due to restructuring actions to scale back low margin operations, facilities and distribution channels. Operating income for this segment was $2.5 million for the quarter ended September 30, 2002, compared to $5.1 million for the same period last year. The decrease in operating income was primarily due to a $2.9 million loss resulting from the sale of a local non-core brand in the U.K. and charges associated with operations in Canada and Mexico during the month of September, and lower volumes, partially offset by lower selling, general and administrative expenses and a $4.9 million reversal of restructuring reserves (See Note 10). The lower selling, general and administrative expenses were primarily due to restructuring actions taken during late 2001.

     Jiffy Lube. Net sales for this segment were $92.7 million for the quarter ended September 30, 2002, compared to net sales of $86.3 million for the same period in 2001. Other income for this segment for the quarter ended September 30, 2002 was $1.7 million, compared to $1.9 million for the same period in 2001. Operating income from this segment for the quarter ended September 30, 2002 was $9.1 million, compared to $6.4 million for the same period in 2001. The increase in operating income is primarily due to higher comparable sales in company-operated centers in 2002 and $1.7 million from suspension of the amortization of goodwill.

     Supply Chain Investments. Net sales for this segment were $71.9 million for the quarter ended September 30, 2002, compared to net sales of $82.0 million for the same period in 2001. Other income for this segment for the quarter ended September 30, 2002, was $5.6 million compared to $10.2 million for the same period in 2001. Income from the Excel Paralubes 50/50 partnership with Conoco Inc., which is recorded using the equity method of accounting, is included in other income. Operating income from this segment for the period ended September 30, 2002 was $13.8 million compared to operating income of $15.4 million for the same period in 2001. The decrease in operating income reflects lower base oil margins as a result of higher feedstock cost, partially offset by higher base oil production.

PART I. FINANCIAL INFORMATION — continued

   Nine Months Ended September 30, 2002 compared with Nine Months Ended
      September 30, 2001

     Net sales for Pennzoil-Quaker State were $1,679.7 million for the nine months ended September 30, 2002, a decrease of $54.2 million, or approximately 3.1% from the same period in 2001. The decrease was primarily a result of reduced sales of low margin and unbranded products.

     Net income for the nine months ended September 30, 2002 was $76.2 million. This compares with net income from continuing operations of $9.5 million for the nine months ended September 30, 2001. Results for the nine months ended September 30, 2002 include $3.4 million after-tax proceeds related to settlements reached with a number of insurance companies regarding previous years environmental coverage, $3.4 million after-tax reversal of restructuring reserve and $4.4 million after-tax change in turnaround expense partially offset by $4.8 million after-tax Shell acquisition costs. Results for the nine months ended September 30, 2001 include $21.3 million in after-tax amortization expense suspended in 2002 (see Note 3 of Condensed Consolidated Financial Statements) and $27.0 million in after-tax charges primarily related to restructuring costs in the lubricants, consumer products and international segments. The increase reflects a combination of improved marketplace factors and normalized motor oil margins. In addition, benefits from an overall lower cost structure as a result of the restructuring activities completed in 2001 are reflected in the first quarter 2002 operating results.

     The Company’s effective tax rate decreased primarily as a result of the suspension of amortization of goodwill and intangibles determined to have an indefinite life. Income tax expense for the third quarter 2002 included a $2.2 million tax refund related to Quaker State Corporation previous year tax returns.

     Lubricants. Net sales for the lubricants segment were $931.0 million for the nine months ended September 30, 2002, compared to $969.5 million for the same period last year. The decrease in net sales is primarily a result of lower sales volumes associated with non-branded, low margin products. Operating income for this segment was $140.3 million for the nine months ended September 30, 2002, compared to $96.0 million for the same period last year. The increase in operating income is primarily due to improved motor oil margins, lower selling expense, the $6.0 million restructuring charges recorded in 2001 and the $11.4 million suspension of amortization of goodwill and intangibles determined to have an indefinite life as the result of new accounting standards. Primarily as a result of the Company’s restructuring program in 2001 to reduce cost and streamline operations, the lubricants segment reduced selling expense by $6.1 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. These reductions were partially offset by an increase in marketing and advertising expense of $1.9 million for the nine months ended September 30, 2002 compared to the same period last year.

     Consumer Products. Net sales for the consumer products segment were $279.9 million for the nine months ended September 30, 2002, compared to $272.3 million for the same period last year. The increase in net sales is primarily due to higher sales of chemicals and appearance products. Operating income for this segment was $26.9 million for the nine months ended September 30, 2002, compared to $9.5 million for the same period last year. The increase in operating income is primarily due to $12.3 million restructuring charges recorded in 2001. Excluding these restructuring charges operating income increased $5.1 million. The increase in operating income was primarily due to $8.9 million suspension of the amortization of goodwill and intangibles determined to have an indefinite life as the result of new accounting standards partially offset by lower margins on fashion and accessory products.

PART I. FINANCIAL INFORMATION — continued

     International. Net sales for the international segment were $172.3 million for the nine months ended September 30, 2002, compared to $192.6 million for the same period last year. The decrease in net sales is primarily due to restructuring actions to scale back low margin operations, facilities and distribution channels. Operating income (loss) for this segment was $10.5 million for the nine months ended September 30, 2002, compared to $(6.7) million for the same period last year. The increase in operating income was primarily due to $16.7 million of restructuring charges recorded in 2001. Excluding restructuring charges recorded in 2001, income for the nine months ended September 30, 2002 was $0.5 million above the same period last year. The increase in income was primarily due to lower selling, general and administrative expenses, higher margins and $4.9 million reversal of restructuring reserves partially offset by lower volumes and $2.9 million loss resulting from the sale of a local non-core brand in the U.K. and charges associated with operations in Canada and Mexico during the month of September. The lower selling, general and administrative expense is primarily the result of restructuring activities completed during 2001.

     Jiffy Lube. Net sales for this segment were $271.4 million for the nine months ended September 30, 2002, compared to net sales of $255.8 million for the same period in 2001. Other income for this segment for the nine months ended September 30, 2002 was $7.0 million, compared to $4.6 million for the same period in 2001. Operating income from this segment for the nine months ended September 30, 2002 was $26.3 million, compared to $15.9 million for the same period in 2001. The increase in operating income is primarily due to higher comparable sales in company-operated centers in 2002 and $5.2 million from suspension of the amortization of goodwill.

     Supply Chain Investments. Net sales for this segment were $204.5 million for the nine months ended September 30, 2002, compared to net sales of $222.0 million for the same period in 2001. Other income for this segment for the nine months ended September 30, 2002, was $22.8 million compared to $21.4 million for the same period in 2001. Income from the Excel Paralubes 50/50 partnership with Conoco Inc., which is recorded using the equity method of accounting, is included in other income. Operating income from this segment for the nine months ended September 30, 2002 was $41.6 million compared to operating income of $33.2 million for the same period in 2001. The increase in operating income reflects increased base oil production and a $7.4 million pretax change in turnaround expense accruals (see Note 5 of Condensed Consolidated Financial Statements), partially offset by lower base oil margins.

Capital Resources and Liquidity

     Cash Flow. As of September 30, 2002, Pennzoil-Quaker State had cash and cash equivalents of $56.2 million. During the nine months ended September 30, 2002, cash and cash equivalents decreased $30.2 million.

     Liquidity. Effective October 1, 2002, the Company has sufficient availability under its intercompany credit facilities with members of the Royal Dutch/Shell Group of Companies to fund existing working capital needs and capital expenditures as necessary.

     Debt Instruments and Repayments. Pennzoil-Quaker State entered into a $348 million senior secured revolving credit facility on November 2, 2001. There were no outstanding borrowings under this facility as of September 30, 2002. The Company terminated the facility on October 1, 2002.

     On November 2, 2001, the Company issued $250.0 million of 10% Senior Notes due 2008. Net proceeds of $242.8 million were used to pay down all outstanding revolving credit borrowings under the Company’s previous revolving credit facility and increase cash on hand.

     Pennzoil-Quaker State’s Canadian subsidiary maintained a revolving credit facility with Canadian banks, which provided for up to $9.0 million of committed borrowings. As of September 30,

PART I. FINANCIAL INFORMATION — continued

2002 borrowings under the Company’s Canadian facility totaled $7.6 million and were classified as short-term debt. The Company repaid and terminated the facility on October 28, 2002.

     A U.K. subsidiary of the Company maintained a revolving credit facility that provided for borrowings up to $22.0 million. Outstanding borrowings under the facility totaled $3.0 million at September 30, 2002 and were classified as short-term debt. The Company repaid and terminated the facility on October 31, 2002.

     On October 2, 2002, Pennzoil-Quaker State commenced a tender offer for its 7.375% Debentures due 2029, 6.75% Notes due 2009, 10% Senior Notes, Series B, due 2008 and 6.625% Notes due 2005. On October 31, 2002 the Company announced its acceptance for payment, in accordance with the terms of the tender offer, all 7.375% Notes due 2029, 6.75% Notes due 2009, and 6.625% Notes due 2005 that were validly tendered prior to the expiration time, of midnight, New York time, on October 30, 2002. Settlement occurred on November 1, 2002 at redemption prices of 123% for the 7.375% Debentures due 2029, 116% for the 6.75% Notes due 2009 and 111% for the 6.625% Notes due 2005 in addition to accrued and unpaid interest. The tender offer for the 10% Senior Notes, Series B, due 2008, which was amended on October 17, 2002, expired on October 31, 2002. The Company was not required to purchase and did not purchase, any of the 10% Senior Notes, Series B, due 2008 tendered, as less than 90% of the notes outstanding were validly tendered on or prior to the expiration date.

     On November 1, 2002 the Company announced that Shell Oil Company would be purchasing shares of the Company’s capital stock, the proceeds of which will be used to redeem 35% of the outstanding 10% Senior Notes, Series B, due 2008 at a redemption price of 110% of the principal amount thereof. The Company will pay accrued and unpaid interest up to, but not including, the redemption date on each $1,000 principal amount of 10% notes redeemed. The redemption date is December 2, 2002.

     The Company has commenced the process to redeem all variable rate pollution control bonds issued by three authorities. Issuances by the Industrial Development Board of the Parish of Caddo, Inc. totaling $33.1 million were redeemed on November 1, 2002. Issuances by the Venango Industrial Development Authority and Butler County Industrial Development Authority of $3.4 million and $2.3 million, respectively, will be redeemed on December 4, 2002.

     Funds used to tender for the Notes and Debentures and redeem the pollution control bonds were or will be obtained from intercompany debt facilities in place with members of the Royal Dutch/Shell Group of Companies.

     In December 2000, Pennzoil-Quaker State issued $150.0 million of 8.65% Notes due 2002. Net proceeds of $149.1 million were used to reduce the Company’s commercial paper borrowings. The terms of the notes provide that, in the event a rating on Pennzoil-Quaker State’s senior unsecured debt falls and remains below investment grade, the coupon on the notes increases 0.75% to 9.40% and each noteholder has the option, at any time on or after June 1, 2001, to require the Company to purchase its note at 100% of the principal amount thereof plus accrued and unpaid interest on or after June 1, 2001. During 2001, Standard and Poor’s, Moody’s and Fitch lowered the senior unsecured debt rating for the Company’s debt below investment grade. The notes, which are carried at fair market value due to the interest rate swaps discussed in Note 4, are currently trading above 100% face value plus accrued interest. To date, amounts put to the Company for repurchase have been immaterial. In October 2002, Standard and Poor’s, Moody’s and Fitch raised the Company’s senior unsecured debt rating to investment grade; therefore, the coupon on the notes decreased to 8.65%. In addition, debt covenants associated with the 10.0% Notes due 2008 were lifted. During the nine months ended September 30, 2002, the Company chose to purchase and retire $34.8 million face amount of these notes. As of September 30, 2002, the carrying amount of $70.3 million of indebtedness under Pennzoil-Quaker State’s 9.40% Notes due in 2002 (formerly 8.65% Notes due in 2002) has been classified as short-term debt

     Accounts Receivable. Pennzoil-Quaker State, through its wholly owned subsidiary Pennzoil Receivables Company (“PRC”), sold certain of its accounts receivable to a third party purchaser. PRC

PART I. FINANCIAL INFORMATION — continued

is a special limited purpose corporation and the assets of PRC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. The Company renewed the receivable sales facility in April 2002 to provide for ongoing sales of up to $110.0 million . As of September 30, 2002 there were no accounts receivable sold under this facility. The Company terminated the facility in October 2002.

     The Company maintains a lube center receivable purchase and sale agreement, which provides for the sale of certain notes receivable up to $275.0 million, through a wholly owned subsidiary, Pennzoil Lube Center Acceptance Corporation (“PLCAC”). The assets of PLCAC are available solely to satisfy the claims of its own creditors and not those of Pennzoil-Quaker State or its affiliates. Through September 30, 2002, the Company sold a total of $246.3 million of notes receivable under this agreement, of which $128.4 million were outstanding to the third party purchaser at September 30, 2002. Through December 31, 2001, the Company sold a total of $233.3 million of notes receivable under this agreement, of which $145.5 million were outstanding to the third party purchaser at December 31, 2001.

Hedging Activities

     In connection with the issuance of $150.0 million of two-year fixed rate notes in December 2000, Pennzoil-Quaker State entered into fixed-to-floating interest rate swap to maintain its mix of variable rate versus fixed rate debt. During the nine months ended September 30, 2002, the Company repurchased notes in the amount of $34.8 million and unwound the corresponding swap. At September 30, 2002, the fair market value of the swap of $0.5 million was recorded in other assets.

     In January 2002, the Company entered into interest rate swaps relating to the 6.625% Notes due 2005 to adjust the mix of variable rate and fixed rate debt. At September 30, 2002, the fair market value of the swap of $5.9 million was recorded in other assets. In conjunction with the tender offer and repurchase of the 6.625% Notes due 2005, the interest rate swaps related thereto were unwound on November 4, 2002.

     Pennzoil-Quaker State enters into forward exchange contracts and options to minimize the impact of foreign currency fluctuations on the results of operations. At September 30, 2002, the Company had $3.0 million of Canadian dollar foreign currency forward contracts to hedge the cash flow variability of U.S. dollar purchases of inventory. The $3.0 million of hedges outstanding at September 30, 2002 were settled during October 2002.

     In October 2002, the Company entered into treasury locks with a member of the Royal Dutch/Shell Group of Companies in conjunction with the tender offer described in Note 8. The treasury locks were settled in November 2002.

Forward-Looking Statements — Safe Harbor Provisions

     This quarterly report on Form 10-Q of Pennzoil-Quaker State for the quarter ended September 30, 2002 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties. Where, in any forward-looking statements, Pennzoil-Quaker State expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     The factors described in Pennzoil-Quaker State’s latest annual report on Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I. FINANCIAL INFORMATION — continued

– Risk Factors” and the following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; energy prices; unanticipated environmental liabilities; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

Guarantor Condensed Consolidating Financial Statements

     In November 2001, Pennzoil-Quaker State issued $250 million of Senior Notes due in 2008. Certain of the Company’s direct and indirect wholly owned subsidiaries (the “Guarantors”) fully and unconditionally guarantee the notes and the related credit facility of Pennzoil-Quaker State and all guarantees are joint and several.

     The following are condensed consolidating financial statements which present, in separate columns: Pennzoil-Quaker State Company carrying its investment in subsidiaries under the equity method (the “Parent”); the subsidiary Guarantors on a combined, or where appropriate, consolidated basis, carrying its investment in the subsidiary non-guarantors under the equity method; and the remaining subsidiaries (the “Non-Guarantors”) on a consolidated basis. Additional columns present eliminating adjustments and consolidated totals as of September 30, 2002 and December 31, 2001 and for the quarters and nine months ended September 30, 2002 and 2001.

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

	Parent Only				Consolidated
	Pennzoil-				Pennzoil-
	Quaker State				Quaker State
	Company	Guarantors	Non-Guarantors	Eliminations	Company

	(expressed in thousands)
	(unaudited)
REVENUES
Net sales	$351,477	$164,535	$58,072	$(26,636)	$547,448
Other income, net	7,084	4,258	5,502	379	17,223
Equity in earnings of consolidated subsidiaries	7,283	(3,691)	—	(3,592)	—

	365,844	165,102	63,574	(29,849)	564,671
COSTS AND EXPENSES
Cost of sales (excluding depreciation and amortization)	242,214	111,242	42,424	(26,636)	369,244
Selling, general and administrative	59,264	41,054	10,065	379	110,762
Depreciation and amortization	9,237	5,836	4,128	—	19,201
Taxes, other than income	1,865	1,661	774	—	4,300
Interest charges	18,883	1,633	2,080	—	22,596

INCOME BEFORE INCOME TAX	34,381	3,676	4,103	(3,592)	38,568
Income tax provision	7,787	1,838	2,349	—	11,974

NET INCOME	$26,594	$1,838	$1,754	$(3,592)	$26,594

NET INCOME	$26,594	$1,838	$1,754	$(3,592)	$26,594
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	(127)	(755)	—	(882)

Total other comprehensive loss	—	(127)	(755)	—	(882)

COMPREHENSIVE INCOME	$26,594	$1,711	$999	$(3,592)	$25,712

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

	Parent Only				Consolidated
	Pennzoil-				Pennzoil-
	Quaker State				Quaker State
	Company	Guarantors	Non-Guarantors	Eliminations	Company

	(expressed in thousands)
	(unaudited)
REVENUES
Net sales	$1,085,461	$501,542	$211,934	$(119,270)	$1,679,667
Other income, net	1,577	9,191	28,535	(291)	39,012
Equity in earnings of consolidated subsidiaries	51,620	(3,141)	—	(48,479)	—

	1,138,658	507,592	240,469	(168,040)	1,718,679
COSTS AND EXPENSES
Cost of sales (excluding depreciation and amortization)	741,641	341,791	163,434	(119,270)	1,127,596
Selling, general and administrative	216,081	90,759	31,007	(291)	337,556
Depreciation and amortization	27,194	16,505	6,691	—	50,390
Taxes, other than income	5,540	4,730	2,321	—	12,591
Interest charges	56,805	5,280	6,366	—	68,451

INCOME BEFORE INCOME TAX	91,397	48,527	30,650	(48,479)	122,095
Income tax provision	15,176	17,500	13,198	—	45,874

NET INCOME	$76,221	$31,027	$17,452	$(48,479)	$76,221

NET INCOME	$76,221	$31,027	$17,452	$(48,479)	$76,221
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	2,548	(7,269)	—	(4,721)
Unrealized loss on investment in securities	—	—	(91)	—	(91)

Total other comprehensive income (loss)	—	2,548	(7,360)	—	(4,812)
COMPREHENSIVE INCOME	$76,221	$33,575	$10,092	$(48,479)	$71,409

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

	Parent Only				Consolidated
	Pennzoil-				Pennzoil-
	Quaker State				Quaker State
	Company	Guarantors	Non-Guarantors	Eliminations	Company

	(expressed in thousands)
	(unaudited)
REVENUES
Net sales	$375,571	$155,454	$63,472	$(13,560)	$580,937
Other income, net	(1,884)	1,898	12,733	(334)	12,413
Equity in earnings of consolidated subsidiaries	30,265	480	—	(30,745)	—

	403,952	157,832	76,205	(44,639)	593,350
COSTS AND EXPENSES
Costs of sales (excluding depreciation and amortization)	268,195	104,727	44,815	(13,560)	404,177
Selling, general and administrative	78,527	24,377	10,352	(334)	112,922
Depreciation and amortization	12,646	9,647	2,677	—	24,970
Taxes, other than income	1,409	1,283	849	—	3,541
Interest charges	18,769	1,909	1,981	—	22,659

INCOME BEFORE INCOME TAX	24,406	15,889	15,531	(30,745)	25,081
Income tax provision	20,343	—	675	—	21,018

INCOME FROM CONTINUING OPERATIONS	4,063	15,889	14,856	(30,745)	4,063
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(3,782)	—	(3,782)

NET INCOME	$4,063	$15,889	$11,074	$(30,745)	$281

NET INCOME	$4,063	$15,889	$11,074	$(30,745)	$281
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	(441)	1,330	—	889
Unrealized gain on investment in securities	—	—	95	—	95

Total other comprehensive income (loss)	—	(441)	1,425	—	984
COMPREHENSIVE INCOME	$4,063	$15,448	$12,499	$(30,745)	$1,265

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

	Parent Only				Consolidated
	Pennzoil-				Pennzoil-
	Quaker State				Quaker State
	Company	Guarantors	Non-Guarantors	Eliminations	Company

	(expressed in thousands)
	(unaudited)
REVENUES
Net sales	$1,100,126	$487,380	$237,394	$(90,984)	$1,733,916
Other income, net	(5,432)	4,394	30,931	(3,395)	26,498
Equity in earnings of consolidated subsidiaries	62,104	(18,750)	—	(43,354)	—

	1,156,798	473,024	268,325	(137,733)	1,760,414
COSTS AND EXPENSES
Cost of sales (excluding depreciation and amortization)	791,821	331,945	188,108	(90,984)	1,220,890
Selling, general and administrative	234,438	75,715	39,176	(3,395)	345,934
Depreciation and amortization	37,532	28,643	14,429	—	80,604
Taxes, other than income	4,543	3,828	2,283	—	10,654
Interest charges	58,794	5,776	6,966	—	71,536

INCOME BEFORE INCOME TAX	29,670	27,117	17,363	(43,354)	30,796
Income tax provision	20,200	734	392	—	21,326

INCOME FROM CONTINUING OPERATIONS	9,470	26,383	16,971	(43,354)	9,470
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	(6,247)	—	(6,247)

NET INCOME	$9,470	$26,383	$10,724	$(43,354)	$3,223

NET INCOME	$9,470	$26,383	$10,724	$(43,354)	$3,223
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	(918)	(354)	—	(1,272)
Unrealized loss on investment in securities	—	—	(49)	—	(49)

Total other comprehensive loss	—	(918)	(403)	—	(1,321)
COMPREHENSIVE INCOME	$9,470	$25,465	$10,321	$(43,354)	$1,902

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2002

	Parent Only				Consolidated
	Pennzoil-				Pennzoil-
	Quaker State				Quaker State
	Company	Guarantors	Non-Guarantors	Eliminations	Company

	(expressed in thousands)
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$41,169	$(1,274)	$16,271	$—	$56,166
Receivables	41,047	97,346	226,308	—	364,701
Accounts receivable affiliated	3,328,532	887,181	34,619	(4,250,332)	—
Inventories	125,874	57,392	26,981	—	210,247
Other current assets	7,892	15,923	9,761	26,691	60,267

Total current assets	3,544,514	1,056,568	313,940	(4,223,641)	691,381
Property, plant and equipment, net	181,533	210,413	26,661	—	418,607
Investment in consolidated subsidiaries	1,027,378	40,888	161,874	(1,230,140)	—
Investment in unconsolidated subsidiaries	2,485	—	1,696	—	4,181
Deferred income taxes	—	—	—	231,714	231,714
Goodwill	350,490	317,105	42,312	—	709,907
Other intangibles	282,044	117,044	2,492	—	401,580
Other assets	279,936	42,678	(72,997)	—	249,617

TOTAL ASSETS	$5,668,380	$1,784,696	$475,978	$(5,222,067)	$2,706,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$70,465	$359	$17,846	$—	$88,670
Accounts payable	103,646	62,728	(7,760)	(1,906)	156,708
Accounts payable affiliated	3,613,069	1,025,163	(414,142)	(4,224,090)	—
Payroll accrued	10,459	7,521	808	—	18,788
Other current liabilities	102,935	38,642	22,417	—	163,994

Total current liabilities	3,900,574	1,134,413	(380,831)	(4,225,996)	428,160
Total long-term debt, less current maturities	1,002,722	2,796	—	—	1,005,518
Long-term debt affiliated	8,000	(23,422)	15,422	—	—
Deferred income taxes	(319,431)	27,229	33,798	258,404	—
Capital lease obligations	—	49,045	1,495	—	50,540
Investment in unconsolidated subsidiaries	—	—	67,719	—	67,719
Other liabilities	211,444	11,802	81,879	—	305,125

TOTAL LIABILITIES	4,803,309	1,201,863	(180,518)	(3,967,592)	1,857,062

SHAREHOLDERS’ EQUITY	865,071	582,833	656,496	(1,254,475)	849,925

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,668,380	$1,784,696	$475,978	$(5,222,067)	$2,706,987

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

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

	Parent Only				Consolidated
	Pennzoil-				Pennzoil-
	Quaker State				Quaker State
	Company	Guarantors	Non-Guarantors	Eliminations	Company

	(expressed in thousands)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$16,872	$5,877	$14,090	$—	$36,839
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Capital Expenditures	(19,834)	(13,323)	(1,628)	—	(34,785)
Proceeds from sales of assets	1,636	10,719	1,713	—	14,068
Other investing activities	3,945	4,008	(3,549)	—	4,404

Net cash provided by (used in) investing activities	(14,253)	1,404	(3,464)	—	(16,313)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayments of debt	(34,922)	(4,718)	(7,123)	—	(46,763)
Dividends paid	(4,009)	—	—	—	(4,009)

Net cash used in financing activities	(38,931)	(4,718)	(7,123)	—	(50,772)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,312)	2,563	3,503	—	(30,246)
CASH AND CASH EQUIVALENTS, beginning of period	77,481	(3,837)	12,768	—	86,412

CASH AND CASH EQUIVALENTS, end of period	$41,169	$(1,274)	$16,271	$—	$56,166

PART I. FINANCIAL INFORMATION — continued

PENNZOIL-QUAKER STATE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

	Parent Only				Consolidated
	Pennzoil-				Pennzoil-
	Quaker State				Quaker State
	Company	Guarantors	Non-Guarantors	Eliminations	Company

	(expressed in thousands)
	(unaudited)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$74,763	$(3,897)	$(88,809)	$—	$(17,943)
CASH FLOWS USED IN INVESTING ACTIVITIES
Capital Expenditures	(24,236)	(8,719)	(5,482)	—	(38,437)
Acquisitions, net of cash acquired	—	—	(700)	—	(700)
Proceeds from sales of assets	6,245	5,144	1,065	—	12,454
Other investing activities	7,369	3,447	(6,182)	—	4,634

Net cash used in investing activities	(10,622)	(128)	(11,299)	—	(22,049)

CASH FLOWS USED IN FINANCING ACTIVITIES
Net proceeds from (repayments of) debt	(57,683)	(2,274)	(7,443)	—	(67,400)
Dividends paid	(31,613)	—	—	—	(31,613)

Net cash used in financing activities	(89,296)	(2,274)	(7,443)	—	(99,013)

CASH PROVIDED BY DISCONTINUED OPERATIONS	—	—	101,324	—	101,324
NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,155)	(6,299)	(6,227)	—	(37,681)
CASH AND CASH EQUIVALENTS, beginning of period	18,777	1,745	17,741	—	38,263

CASH AND CASH EQUIVALENTS, end of period	$(6,378)	$(4,554)	$11,514	$—	$582

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Pennzoil-Quaker State Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes occurred in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     (a)  Havens v. Pate, et al. Pennzoil-Quaker State’s directors were named as defendants in two lawsuits filed on March 28, 2002 and April 4, 2002 in the District Court of Harris County, Texas by two purported Pennzoil-Quaker State stockholders. The petitions seek class certification on behalf of the holders of Pennzoil-Quaker State’s stock and are styled John F. Havens v. James Pate, et al. and Howard Lasker v. James L. Pate, et al. The petitions in the stockholder actions alleged that the directors breached their fiduciary duties in connection with the proposed sale of Pennzoil-Quaker State to Shell Oil Company at a price alleged to be grossly inadequate and unfair. The petitions further alleged that the defendants derived unspecified personal financial benefits from the acquisition at the expense of Pennzoil-Quaker State’s stockholders. The petitions sought injunctive relief barring defendants from breaching their fiduciary duties to the plaintiffs and the putative class members; seeking to enjoin the defendants from consummating the acquisition of Pennzoil-Quaker State by Shell Oil Company, and requiring defendants to implement a sale or auction of Pennzoil-Quaker State. At a hearing held on July 18, 2002, the plaintiffs’ motion for injunctive relief was denied. On September 23, plaintiffs amended their petition to add a third plaintiff and now seek unspecified monetary damages. Plaintiffs’ motion for class certification is pending and trial is set for April 21, 2003.

     (b)  IQ Products. A lawsuit filed in June 1998 by IQ Products Company in the United States District Court for the Southern District of Texas, Houston Division, claims Snap Products, Inc. and the Company, which purchased certain Snap Products, Inc. assets in 1997, violated the Lanham Act in connection with the manufacture and sale of a prior formulation for Fix-a-Flat® tire sealant and inflator. The plaintiff claims that Snap Products and the Company (i) should have labeled the products as “flammable,” as allegedly required by the Federal Hazardous Substances Act, and (ii) incorrectly advertised and labeled the product as containing a “non-explosive formula.” Plaintiff’s complaint seeks unspecified damages. In July 2001, the court granted defendants’ motion for summary judgment, dismissing all of Plaintiff’s claims. Plaintiff appealed the court’s dismissal, but its judgment was affirmed in all respects by the United States Court of Appeals for the Fifth Circuit on September 23, 2002.

     In January 2001, the plaintiff in the IQ Products litigation filed a second lawsuit against the Company in the United States District Court for the Southern District of Texas, Houston Division, claiming that the Company has violated federal and Texas antitrust law in marketing its tire inflation and sealer products. The plaintiff seeks approximately $10 million in actual damages, plus attorneys’ fees and interest. Any actual damages awarded for alleged federal antitrust violations would be automatically trebled. The Company is contesting this action vigorously.

     (c)  Environmental Protection Agency Matters. As a result of informal negotiations with the EPA and the Department of Justice, Pennzoil-Quaker State has reached an agreement to resolve disputed issues arising under the Clear Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act in connection with Pennzoil Quaker State’s former operation of a refinery in Shreveport, Louisiana by paying a civil penalty of $495,000. No formal proceedings were initiated against Pennzoil-Quaker State with respect to the disputed issues.

     As a result of informal negotiations with local, state, and federal authorities, Jiffy Lube International, Inc., a subsidiary of the Company, has reached an agreement to resolve allegations of violations of environmental laws at a fast oil change service center in Alexandria, Virginia

PART II. OTHER INFORMATION

owned and operation by Jiffy Lube by paying a civil penalty of $681,000. No formal proceedings were initiated regarding these allegations.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits -

12	Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2002 and 2001.

(b)  Reports -

     During the third quarter of 2002, Pennzoil-Quaker State filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

Date of Report	Items Reported

August 13, 2002	Oaths and Certifications of Principal Executive Officer and Principal Financial Officer for the Company’s Quarterly Report on form 10-Q for the quarter ended June 30, 2002

September 30, 2002	Pennzoil-Quaker State Company announcing that the FTC has cleared Shell Oil Company’s acquisition of Pennzoil-Quaker State Company

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNZOIL-QUAKER STATE COMPANY Registrant

/s/ Michael J. Maratea Michael J. Maratea Controller

November 12, 2002

CERTIFICATIONS

I, D.J. Pirret, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Pennzoil-Quaker State Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ D.J. Pirret

D.J. Pirret Chief Executive Officer

I, D.J. Palmer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Pennzoil-Quaker State Company;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ D.J. Palmer

D.J. Palmer Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

12	Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2002 and 2001.